Form 10-Q
period 1999-09-30
SUSQUEHANNA MEDIA CO
filed 1999-11-15
CIK 1088146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        --------------   --------------

                        Commission file number: 333-80523

                              SUSQUEHANNA MEDIA CO.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        23-2722964
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                             140 EAST MARKET STREET
                            YORK, PENNSYLVANIA 17401
                                 (717) 848-5500

   (Address, including zip code and telephone number, including area code, of registrant's principal executive offices)


                                (NOT APPLICABLE)
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [ ]    NO [X]


As of November 10, 1999, there were 1,100,000 total shares of common stock, $1.00 par value, outstanding.

                              SUSQUEHANNA MEDIA CO.
                                    FORM 10-Q
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------------
PART I  - FINANCIAL INFORMATION......................................................1

   ITEM 1. FINANCIAL STATEMENTS......................................................1
     CONDENSED CONSOLIDATED BALANCE SHEETS...........................................1
     CONDENSED CONSOLIDATED INCOME STATEMENTS........................................2
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................3
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS.........................................................8
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............13

PART II - OTHER INFORMATION.........................................................14

   ITEM 1. LEGAL PROCEEDINGS........................................................14
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................14

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                              1999            1998
                                                                              ----            ----
                                                                          (UNAUDITED)
                                     ASSETS
Current Assets
     Cash and cash equivalents                                              $  1,212        $  1,942
     Accounts receivable, net                                                 39,996          32,324
     Deferred income taxes                                                        --             262
     Other current assets                                                      4,167           4,223
     Interest receivable from Parent                                           2,709              --
                                                                            --------        --------
         Total Current Assets                                                 48,084          38,751
Property, Plant and Equipment, net                                           116,730          99,544
Intangible Assets, net                                                       218,489         201,643
Note Receivable from Parent                                                  116,850              --
Investments and Other Assets                                                  23,146          15,203
                                                                            --------        --------
                                                                            $523,299        $355,141
                                                                            ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                       $  9,304        $ 10,115
     Current portion of long-term debt                                            57          12,054
     Accrued interest                                                          5,760           1,691
     Accrued income taxes                                                      2,605             890
     Deferred income taxes                                                       396              --
     Other accrued expenses                                                   16,845           8,350
                                                                            --------        --------
         Total Current Liabilities                                            34,967          33,100
                                                                            --------        --------
Long-term Debt                                                               410,078         260,722
                                                                            --------        --------
Deferred Compensation Liability                                                  830             776
                                                                            --------        --------
Deferred Income Taxes                                                         36,865          34,119
                                                                            --------        --------
Minority Interests                                                            17,252          17,223
                                                                            --------        --------
Stockholders' Equity
     Preferred stock - voting, 7% cumulative with par value of $100,
         authorized 110,000 shares, 70,449.21 issued and outstanding           7,050           7,050
     Common stock - voting, $1 par value, authorized 1,100,000
         shares, 1,100,000 shares issued and outstanding                       1,100           1,100
     Retained earnings                                                        15,157           1,051
                                                                            --------        --------
         Total Stockholders' Equity                                           23,307           9,201
                                                                            --------        --------
                                                                            $523,299        $355,141
                                                                            ========        ========



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,

                                                            1999             1998              1999              1998
                                                          --------         --------         ---------         ---------
REVENUES
  Radio                                                   $ 49,294         $ 40,576         $ 131,524         $ 111,277
  Cable                                                     21,287           17,869            60,807            52,354
  Other                                                        828              423             2,228             1,104
                                                          --------         --------         ---------         ---------
      Total revenues                                        71,409           58,868           194,559           164,735
                                                          --------         --------         ---------         ---------

OPERATING EXPENSES
  Operating and programming                                 25,280           23,382            70,116            62,651
  Selling                                                    8,428            6,928            22,929            19,992
  General and administrative                                11,585            9,699            34,475            28,756
  Depreciation and amortization                              7,016            5,588            20,779            16,520
                                                          --------         --------         ---------         ---------
      Total operating expenses                              52,309           45,597           148,299           127,919
                                                          --------         --------         ---------         ---------

OPERATING INCOME                                            19,100           13,271            46,260            36,816
OTHER INCOME (EXPENSE)
  Interest expense                                          (8,280)          (5,203)          (20,286)          (15,602)
  Interest income from loan to Parent                        1,767               --             2,708                --
  Replacement of cable distribution system                    (472)              --              (472)               --
  Pension curtailment gain                                      --               --             2,299                --
  Other                                                         34             (137)              (42)             (586)
                                                          --------         --------         ---------         ---------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY
  LOSS AND MINORITY INTERESTS                               12,149            7,931            30,467            20,628

INCOME TAXES                                                 5,065            3,364            12,681             8,751
                                                          --------         --------         ---------         ---------

INCOME BEFORE EXTRAORDINARY LOSS
  AND MINORITY INTERESTS                                     7,084            4,567            17,786            11,877

Extraordinary loss related to early retirement
of debt, net of $2,165 tax benefit                              --               --            (3,316)               --
                                                          --------         --------         ---------         ---------

INCOME BEFORE MINORITY INTERESTS                             7,084            4,567            14,470            11,877
Minority Interests                                          (1,167)          (1,053)           (2,529)           (2,758)
                                                          --------         --------         ---------         ---------

NET INCOME                                                   5,917            3,514            11,941             9,119

Preferred Dividends Declared                                  (123)            (170)             (370)             (511)
                                                          --------         --------         ---------         ---------

NET INCOME AVAILABLE FOR COMMON SHARES                    $  5,794         $  3,344         $  11,571         $   8,608
                                                          ========         ========         =========         =========

BASIC NET INCOME PER SHARE
  Before extraordinary loss                               $   5.27         $   3.04         $   13.53         $    7.83
  Extraordinary loss                                            --               --             (3.01)               --
                                                          --------         --------         ---------         ---------
                                                          $   5.27         $   3.04         $   10.52         $    7.83
                                                          ========         ========         =========         =========
DILUTED NET INCOME PER SHARE
  Before extraordinary loss                               $   5.20         $   3.02         $   13.33         $    7.72
  Extraordinary loss                                            --               --             (2.96)               --
                                                          --------         --------         ---------         ---------
                                                          $   5.20         $   3.02         $   10.37         $    7.72
                                                          ========         ========         =========         =========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        --------------------------
                                                                           1999             1998
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Income before minority interests                                     $  14,470         $ 11,877
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                        20,779           16,520
      Replacement of cable distribution system                                472               --
      Deferred financing expense write-off                                  2,556               --
      Deferred income taxes                                                 3,404            1,508
      Curtailment gain                                                     (2,299)              --
      Equity in earnings of investees                                        (112)             534
      Imputed deferred compensation                                            76              145
      Deferred financing amortization                                         642              596

   Changes in assets and liabilities:
      Increase in accounts receivable, net                                 (7,673)          (2,846)
      Increase in other current assets                                       (493)            (159)
      Increase in interest receivable from parent                          (2,708)              --
      Decrease in accounts payable                                           (810)          (3,192)
      Increase in accrued interest                                          4,069              524
      Increase (decrease) in accrued income taxes                           1,714           (1,559)
      Increase in other accrued expenses                                    8,495            2,286
                                                                        ---------         --------

          Net cash provided by operating activities                        42,582           26,234
                                                                        ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Loan to Susquehanna Pfaltzgraff Co. (parent)                          (116,850)              --
   Purchase of property, plant and equipment, net                         (21,737)         (19,864)
   Purchase of cable assets                                               (32,400)          (2,161)
   Partnership capital contribution                                        (1,400)          (1,800)
   Increase in investments, other assets and intangible assets               (164)             (60)
   Purchase of radio assets                                                    --           (7,970)
   Other                                                                       --             (800)
                                                                        ---------         --------
          Net cash used by investing activities                          (172,551)         (32,655)
                                                                        ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                           350,000               --
   Repayment of refinanced debt                                          (272,600)              --
   Increase in revolving credit facility                                   60,000               --
   Payment of deferred financing costs                                     (7,805)              --
   Payments of preferred dividends                                           (370)            (511)
   Non-voting subsidiary common stock transactions                             13              398
   Increase in prior revolving credit borrowing                                --           10,500
   Repayments of long-term debt                                                --           (1,100)
   Decrease in cash overdrafts                                                 --             (279)
                                                                        ---------         --------
          Net cash provided by financing activities                       129,238            9,008
                                                                        ---------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (731)           2,587
   Cash and Cash Equivalents, January 1,                                    1,943               --
                                                                        ---------         --------

   Cash and Cash Equivalents, September 30,                             $   1,212         $  2,587
                                                                        =========         ========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's prospectus filed pursuant to Rule 424 on September 29, 1999.

         The condensed consolidated financial statements (the "financial statements") include the accounts of Susquehanna Media Co. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company's at September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

         Interim results are not necessarily indicative of results for the full year or future periods.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       RECENT DEVELOPMENTS

         On August 1, 1999, two of the Company's cable subsidiaries merged with two of the Company's other cable subsidiaries. These mergers had no material impact on the Company's results of operations. Because the target subsidiaries each had a stockholders' deficit and the acquiror subsidiaries each had a stockholders' equity, these mergers resulted in a $2.2 million decrease in minority interests and a corresponding increase in consolidated stockholders' equity.

         Acquisition of Hanover Cable - On January 29, 1999, a Cable subsidiary purchased assets serving approximately 16,700 cable subscribers in the Hanover, Pennsylvania area for $33.4 million cash. Based on an independent appraisal, $9.6 million was allocated to property, plant and equipment and $23.8 million was allocated to franchise values. Operating results for Hanover have been included in the Company's results of operations since acquisition.

         Financing Changes - On April 16, 1999, the Company repaid its $46.5 million of insurance company notes with borrowings from its then existing senior bank credit facility.

         On May 12, 1999, the Company's Term Loan and Reducing Revolver Commitment was replaced by a new $450 million Senior Secured Credit Facility with a group of banks. The new facility's Revolving Credit Commitment allows the Company to borrow up to $25 million. The revolving loans begin reducing in 2002 and mature in 2007. The Company has utilized two $100 million Term Loan commitments that begin reducing in 2002 and mature in 2007 and 2008. Both the Revolving Credit Commitment and Term Loans bear interest priced at the LIBOR rate plus an applicable margin based on certain ratios or prime-based rates. The interest rate on the Revolving Credit Commitment was 7.14% at September 30, 1999. The interest rate on Term Loan "A" was 7.06% and the interest rate on Term Loan "B" was 7.94% at September 30, 1999. Interest is payable quarterly and/or on maturity of a LIBOR-based tranche.

         The extraordinary loss related to early retirement of debt resulted from $2.9 million in prepayment premiums on insurance company notes and a $2.6 million write-off of unamortized deferred financing costs, net of $2.2 million income tax benefits.

         On May 12, 1999, the Company also issued $150 million of 8.5% Senior Subordinated Notes due 2009 at 99.75% of their face amount. Proceeds to the Company totaled $145.5 million.

         Employee Stock Ownership Plan (ESOP) - On March 19, 1999, Susquehanna Pfaltzgraff Co.'s (the Company's parent) Board of Directors approved creation of an Employee Stock Ownership Plan (ESOP) for Susquehanna Pfaltzgraff Co. Company employees participate in the ESOP. ESOP expense of $3.8 million was recorded for the nine months ended September 30, 1999. On May 12, 1999, the Company made a $116.9 million twenty-year loan to its parent at a 6% interest rate. Principal and interest payments are receivable annually in December. Loan proceeds were used to fund the ESOP. At September 30, 1999, interest receivable from parent was $2.7 million.

         On March 19, 1999, the parent's Board of Directors approved a cessation of benefit accruals under the Susquehanna Pfaltzgraff Co. Pension Plan effective April 30, 1999. Based on an independent actuarial calculation, the Company was allocated a $2.3 million curtailment gain. Negative pension expense recognized for the nine months ended September 30, 1999 was $0.2 million. In comparison, pension expense recognized for the nine months ended September 30, 1998 was $0.8 million.

3.       SEGMENT INFORMATION

         The Company's business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable and Other. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Accounting policies, as described in the Company's most recent audited financial statements, are applied consistently across all segments.

Segment information (in thousands of dollars) follows:

  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
  ---------------------------------------------
                                                            Radio     Cable       Other        Consolidated
                                                          ---------  ---------  ---------      ------------

  Operating income                                        $ 14,779   $  3,955    $    366       $  19,100
  Interest expense, net                                      1,616      3,082       3,582           8,280
  Depreciation and amortization                              1,924      4,933         159           7,016
  Income (loss) before income taxes and
        minority interests                                  13,198        342      (1,392)         12,148
  Income taxes                                               5,256          3        (194)          5,065
  Identifiable assets                                      217,685    177,697     127,917         523,299
  Capital expenditures                                         788      8,067          94           8,949

  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
  ---------------------------------------------
                                                            Radio     Cable       Other        Consolidated
                                                          ---------  ---------  -----------    ------------

  Operating income (loss)                                 $  9,035   $  4,266    $    (30)      $  13,271
  Interest expense, net                                      2,137      2,310         756           5,203
  Depreciation and amortization                              1,763      3,703         122           5,588
  Income (loss) before income taxes and
        minority interests                                   6,865      1,959        (893)          7,931
  Income taxes                                               2,783        925        (344)          3,364
  Identifiable assets                                      213,160    133,072       8,265         354,497
  Capital expenditures                                       2,537      3,804          91           6,432

Segment information - continued (in thousands of dollars):

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------
                                                        Radio        Cable        Other     Consolidated
                                                      ----------   ----------   ---------   ------------

Operating income                                      $  34,489    $  11,119    $     652   $    46,260
Interest expense, net                                     4,958        8,654        6,674        20,286
Depreciation and amortization                             5,968       14,308          503        20,779
Income (loss) before income taxes and
     minority interests                                  31,305        2,359       (3,197)       30,467
Income taxes                                             12,509        1,354       (1,182)       12,681
Identifiable assets                                     217,685      177,697      127,917       523,299
Capital expenditures                                      2,165       18,244        1,328        21,737


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------
                                                        Radio        Cable         Other    Consolidated
                                                      -----------  -----------  ----------  ------------

Operating income (loss)                               $  24,700    $  12,194    $     (78)  $    36,816
Interest expense, net                                     6,293        7,219        2,090        15,602
Depreciation and amortization                             5,122       11,094          304        16,520
Income (loss) before income taxes and
     minority interests                                  18,335        5,114       (2,820)       20,629
Income taxes                                              7,432        2,424       (1,105)        8,751
Identifiable assets                                     213,160      133,072        8,265       354,497
Capital expenditures                                      5,472       13,348        1,044        19,864

4.       CONTINGENCIES AND COMMITMENTS

         Susquehanna Radio Corp. purchased the assets of WHMA-AM/FM, licensed to Anniston, Alabama for $15.3 million on May 22, 1997. If SRC is permitted to relocate the FM transmitting facilities within six years of acquisition, the purchase agreement provides for an additional payment to the sellers of up to $20 million. It is not possible to determine whether relocation will be approved or to estimate any additional cost at this time.

         An unrelated cable television Multiple System Operator (MSO) owns a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Susquehanna Cable Co.'s cable television operating subsidiaries. Susquehanna Cable Co. receives a benefit of the MSO's program rates.

         The MSO may offer to purchase the Company's interest in its cable television operations. The Company must either accept or reject an offer within sixty days. If the Company rejects the offer, the MSO may require the Company to repurchase the MSO's holdings at the offer price plus a fee equal to 3% of the MSO's $25,000,000 investment, compounded annually from 1993.

         If the MSO does not offer to purchase the Company's cable television operations by May 28, 2000, the Company may elect to pay the MSO a fee equal to 1-1/2% of the MSO's $25,000,000 investment compounded annually from 1993 and avoid any further fee obligation. No liability has been recorded due to the uncertainty of future events.

         On April 22, 1999, the MSO was granted a three year "Put Right." After an eighteen-month holding period beginning May 12, 1999, the MSO may require the Company to repurchase its ownership interest at a price to be determined by independent appraisers. The "Put Right" may not be exercised if exercise would create a default under certain debt agreements. If the "Put Right" is exercised, the Company may, at its sole discretion and in lieu of acquiring the MSO's ownership interests, sell Cable and pay the MSO its pro rata share of net proceeds.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, the Company's financial position, business strategy, projected plans, objectives of management for future operations and certain statements regarding the Company's Year 2000 readiness, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in the Company's markets), acquisition opportunities, expectations and estimates concerning future financial performance, financing plans, the Company's ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting the Company's business, nonrenewal of cable franchises, decreases in the Company's customers advertising and entertainment expenditures, technological problems encountered with Year 2000 issues, and other factors over which the Company may have little or no control.

RESULTS OF OPERATIONS

         The following table summarizes the Company's consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and nine months ended September 30, 1999 and 1998.


                                   THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------  ---------- ---------------------------
                                    1999               1998                1999                1998
                                   -------            -------            --------            -------
Revenues
   Radio                           $  49.3     69.0%  $  40.6     68.9%  $  131.5     67.6%  $  111.3     67.6%
   Cable                              21.3     29.8%     17.9     30.4%      60.8     31.2%      52.4     31.8%
   Other                               0.8      1.2%      0.4      0.7%       2.3      1.2%       1.0      0.6%
                                   -------  -------   -------  -------   --------  -------   --------  -------
    Total revenues                    71.4    100.0%     58.9    100.0%     194.6    100.0%     164.7    100.0%
                                   -------  -------   -------  -------   --------  -------   --------  -------

Operating expenses:
  Operating and programming           25.3     35.4%     23.4     39.7%      70.1     36.0%      62.7     38.1%
  Selling, general and                20.0     28.0%     16.6     28.2%      57.4     29.5%      48.7     29.6%
   administrative
  Depreciation and amortization        7.0      9.8%      5.6      9.5%      20.8     10.7%      16.5     10.0%
                                   -------  -------   -------  -------   --------  -------   --------  -------
    Total operating expenses          52.3     73.2%     45.6     77.4%     148.3     76.2%     127.9     77.7%
                                   -------  -------   -------  -------   --------  -------   --------  -------


Operating income                   $  19.1     26.8%  $  13.3     22.6%  $   46.3     23.8%  $   36.8     22.3%
                                   =======  =======   =======  =======   ========  =======   ========  =======

Net income                         $   5.9      8.3%  $   3.5      5.9%  $   11.9      6.1%  $    9.1      5.5%
                                   =======  =======   =======  =======   ========  =======   ========  =======

Adjusted EBITDA                    $  27.5     38.5%  $  18.7     31.7%  $   70.8     36.4%  $   52.7     32.0%
                                   =======  =======   =======  =======   ========  =======   ========  =======


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues increased $12.5 million or 21% from 1998 to 1999. Radio revenues increased $8.7 million or 21% from 1998 to 1999. Radio revenue growth was due to higher advertising rates. Cable revenues increased $3.4 million or 19% from 1998 to 1999. Revenues from Hanover area subscribers, which were acquired on January 29, 1999, contributed $1.7 million or 50% of Cable's increased revenues. Rate increases on basic and expanded services were responsible for the balance of Cable's revenue growth.

         Operating and programming expenses. Operating and programming expenses increased $1.9 million or 8% from 1998 to 1999. Radio's total operating and programming costs were consistent with 1998, although the cost of sports broadcasting rights decreased $0.6 million in 1999. Total Cable programming costs increased $1.8 million due to increased supplier costs. Cable programming costs for Hanover area subscribers were $0.4 million.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.4 million or 20% from 1998 to 1999. Radio sales commissions and related costs increased $1.6 million or 20% due to higher revenues. Employee stock ownership plan expense of $1.6 million included in selling, general and administrative expenses was $1.2 million higher than 1998 pension expense. Cable general and administrative costs were $0.7 million higher than 1998, partially due to the Hanover area acquisition.

         Depreciation and amortization. Depreciation and amortization increased $1.4 million or 25% from 1998 to 1999. Cable depreciation and amortization related to the Hanover area acquisition was $1.1 million or 79% of the increase. Cable system rebuilds were largely responsible for the balance of the increase.

         Operating income. Operating income increased $5.8 million or 43% from 1998 to 1999. Revenue growth was responsible for the increase.

         Net income. Net income increased $2.4 million or 69% from 1998 to 1999. The increase in net income was due to increased operating income and a lowered percentage relationship between interest expense and operating income.

         Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA increased $8.8 million or 47% from 1998 to 1999. Revenue growth and proportionately lower expenses were responsible for the increase.

         The Company believes that Adjusted EBITDA provides a meaningful comparison of operating performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. Although the Company believes the calculation is helpful in understanding its performance, Adjusted EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

         Interest expense. Interest expense increased $3.1 million or 60% from 1998 to 1999. The increase was due to additional debt used to purchase Hanover Cable TV's assets and to make a loan to the Company's parent company to fund its employee stock ownership plan.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues increased $29.9 million or 18% from 1998 to 1999. Radio revenues increased $20.2 million or 18% from 1998 to 1999. Radio revenue growth was due to higher advertising rates. Cable revenues increased $8.4 million or 16% from 1998 to 1999. Revenues from Hanover area subscribers contributed $4.1 million or 49% of Cable's increased revenues. Rate increases on basic and expanded services were responsible for the balance of Cable's revenue gains.

         Operating and programming expenses. Operating and programming expenses increased $7.4 million or 12% from 1998 to 1999. Radio's total operating and programming costs increased $3.8 million in 1999, although the cost of sports broadcasting rights decreased $1.1 million. Cable's total programming costs increased $2.4 million in 1999. Cable programming costs for Hanover area subscribers were $1.1 million for the period. Cable technical operations costs were $1.6 million higher than 1998, partially due to the Hanover area acquisition.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.6 million or 18% in 1999. Radio sales commissions and other costs increased $2.5 million primarily due to higher revenues. Employee stock ownership plan expense of $3.8 million included in selling, general and administrative expenses was $3.0 million higher than 1998 pension expense. Cable general and administrative costs were $2.0 million higher than in 1998, partially due to the Hanover area acquisition.

         Depreciation and amortization. Depreciation and amortization increased $4.3 million or 26% from 1998 to 1999. Cable depreciation and amortization related to the Hanover area acquisition was $2.8 million, or 65% of the increase. Cable system rebuilds and radio facility renovations were responsible for the balance of the change.

         Operating income. Operating income increased $9.4 million or 26% from 1998 to 1999. Revenue growth with a proportionately lower change in expenses caused the increase.

         Net income. Net income increased $2.8 million or 31% in 1999. Included in net income for the period was a pretax pension curtailment gain of $2.3 million and a $3.3 million extraordinary charge related to the early retirement of debt.

         Adjusted EBITDA. Adjusted EBITDA increased $18.1 million or 34% from 1998 to 1999. Increased revenues and a comparably lower percentage increase in expenses were responsible for the improvement. The curtailment gain was not included in adjusted EBITDA. As a percentage of revenues, operating expenses less depreciation and amortization decreased from 68% in 1998 to 66% in 1999. The reduction in this percentage relationship added $3.2 million to 1999 adjusted EBITDA.

         Interest expense. Interest expense increased $4.7 million or 30% from 1998 to 1999. The increase was due to additional debt used to purchase Hanover area cable assets and to make a loan to the Company's parent company to fund its employee stock ownership plan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company's future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of its common stock, interest payable on outstanding indebtedness and its senior credit facilities.

         Net cash provided by operating activities was $42.6 million for the nine months ended September 30, 1999. The Company's net cash provided by operating activities was generated primarily by normal operations.

         Net cash used by investing activities was $172.5 million for the nine months ended September 30, 1999. The loan to the Company's parent was $116.9 million. Capital expenditures, excluding acquisitions, were $23.1 million and $21.7 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures over this period were used primarily to upgrade and maintain its cable systems. The Company expects to make capital expenditures of $31.3 million in 1999, primarily to continue upgrading its current cable systems.

         Net cash provided by financing activities was $129.2 million for the nine months ended September 30, 1999. Approximately $116.9 million cash was borrowed and subsequently loaned to the Company's parent. Deferred financing costs related to new borrowings totaled $7.8 million.

         The Company believes that funds generated from operations and the borrowing availability under its new senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, the Company evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. The Company has no current commitments or agreements with respect to any material acquisitions.

IMPACT OF YEAR 2000 ISSUES

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000. A Task Force has been created to manage an overall Year 2000 assessment, remediation, testing and contingency planning project. The Year 2000 Task Force has developed and is implementing a Year 2000 strategic plan. The Company's goal is to minimize the potential effects of the Year 2000 problem on customers and business processes.

         The Company has completed an inventory of mission-critical and non-critical systems and an impact assessment and has found no issues of significant consequence. The Company has also completed the remediation or replacement of material non-compliant system components and replaced all non-compliant computers and other equipment with embedded date chips or processors which may have had a material impact on operations.

         The Company's estimated costs to ensure that its systems are Year 2000 compliant and to replace certain existing systems is $0.6 million of which $0.5 million has been incurred to date. These cost estimates are subject to change based on further analysis, and any change in such costs may be material. The Company believes that the risk of non-compliant systems is not high and that its remediation and replacement program will adequately address Year 2000 issues internal to it. The Company believes that the Year 2000 issue will not pose significant operational problems for its computer systems, and, therefore, will not have a material impact on its operations. Although the Company has finished assessing the Year 2000 readiness of its computer systems, there can be no assurance that all of its systems will be Year 2000 compliant or that the Company will not be negatively affected thereby.

         The ability of third parties with which the Company transacts business to adequately address their Year 2000 issues is beyond the Company's control. There can be no assurance, therefore, that the failure of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on the Company's business, results of operations and financial condition. To date, none of the Company's significant suppliers or service providers has asserted that they will not be Year 2000 compliant by December 31, 1999.

         The Company has completed draft contingency plans to mitigate any possible disruption in business that may result if certain of its systems or the systems of third parties are not Year 2000 compliant. These draft plans are scheduled to be finalized by November 30, 1999. Management, engineering and information technology staff will be on-site at all business locations beginning December 31, 1999 and will remain through the resolution of any significant difficulties that may occur.

         The Company believes that, based on its current state of Year 2000 readiness relative to its internal systems and the information received to date from its significant suppliers and service providers, the Year 2000 issue should not present a material adverse risk to the Company's future consolidated results of operations, liquidity and capital resources. However, if the Company's internal computer systems experience unanticipated malfunctions, or if the Year 2000 compliance level of significant suppliers and service providers is not sufficient, the Company could experience a material, adverse impact to its consolidated results of operations including, but not limited to, loss of revenues, increased operating costs, loss of customers or other significant disruptions. Additionally, if widespread disruptions occur in local or national economies, such as disruptions affecting electrical and telephone utility services, financial markets, commercial banks, and transportation systems, the Company could be adversely affected. The likelihood and effects of such disruptions are not determinable at this time.

         Estimates and conclusions related to the Company's Year 2000 compliance program contain forward-looking statements and are based on management's best estimates of future events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Management monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of Media's prospectus pursuant to Rule 424 on September 29, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS


         The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)      See Exhibit Index

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 15, 1999                 SUSQUEHANNA MEDIA CO.


                                  By: /s/ John L. Finlayson
                                     ----------------------------------------
                                     John L. Finlayson
                                     Vice President and Principal Financial
                                       and Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER               DESCRIPTION

     27              Financial Data Schedule (for SEC use only)