Form 10-K
period 1999-12-31
SUSQUEHANNA MEDIA CO
filed 2000-03-30
CIK 1088146

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ___________ to ____________

                        Commission file number: 333-80532
                              SUSQUEHANNA MEDIA CO.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                23-2722964
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     140 E. Market Street, York, PA                       17401
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (717) 848-5500
        Securities Registered Pursuant To Section 12(b) of The Act: None Securities Registered Pursuant To Section 12(g) of The Act: None
                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and 2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]
                          -----------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

                          -----------------------------

         As of March 29, 2000, there were 1,100,000 shares of Common Stock outstanding all of which was held by Susquehanna Pfaltzgraff Co., the Company's parent.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                      INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS............................................1
PART I..........................................................................................2
   Item 1.    Business..........................................................................2
   Item 2.    Properties.......................................................................24
   Item 3.    Legal Proceedings................................................................24
   Item 4.    Submission of Matters to a Vote of Security Holders..............................24
PART II........................................................................................25
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.............25
   Item 6.   Selected Financial Data...........................................................26
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................27
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.........................33
   Item 8.   Financial Statements and Supplementary Data.......................................34
   Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure.......................................................................56
PART III.......................................................................................57
   Item 10. Directors and Executive Officers of the Registrant.................................57
   Item 11. Executive Compensation.............................................................58
   Item 12. Security Ownership of Certain Beneficial Owners and Management.....................59
   Item 13. Certain Relationships and Related Transactions.....................................61
PART IV........................................................................................64
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................64



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-K includes forward-looking statements, including statements about our acquisitions and business strategy, our expected financial position and operating results, and our financing plans and similar matters. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions about Susquehanna Media, including, among other things:

o General economic and business conditions, both nationally and in our markets.
o Our acquisition opportunities and our ability to successfully integrate future acquisitions.
o Our ability to generate income and cash flow from future advertising revenues.
o Our expectations and estimates concerning future financial performance, financing plans and the impact of competition.
o Competition from other radio stations, media forms and communication service providers.
o Anticipated trends in our business, including those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
o The impact our debt service obligations may have on our cash flow and the way we operate our business.
o Existing and future regulations affecting our business, including radio licensing and ownership rules and cable television regulations.
o Renewal of our cable franchises.
o Programming costs.

         In addition, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, as they relate to Susquehanna Media or our management, are intended to identify forward-looking statements. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-K might not transpire.

                                     PART I


Item 1.       Business

     OVERVIEW OF SUSQUEHANNA MEDIA

         Susquehanna Media was incorporated in 1993 as an intermediate cable and radio broadcasting holding company subsidiary of Susquehanna Pfaltzgraff. Susquehanna Pfaltzgraff was founded in 1941 by Louis J. Appell, Sr. to own and operate WSBA-AM, our flagship radio station in York, Pennsylvania. In 1954, The Pfaltzgraff Co., a leading manufacturer of ceramic dinnerware, was merged into Susquehanna Pfaltzgraff. The Pfaltzgraff Co. had been owned by the family of Mrs. Louis J. Appell, Sr. We entered the cable television business in 1965 when we were awarded the franchise to operate in York, Pennsylvania.

         We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately owned radio broadcaster and the 10th largest radio broadcaster overall in the United States based on 1999 revenues. We own and operate 15 FM and 8 AM stations that serve four of the nation's ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as three other significant markets (Cincinnati, Indianapolis and York, Pennsylvania). We are also the 23rd largest cable multiple system operator in the United States with seven cable systems serving approximately 187,000 subscribers as of December 31, 1999.

         We also provide Internet access and enhanced services to residential and business customers under the tradename "BlazeNet." The services include (i) Internet access via telephone dial-up service or cable modem, (ii) website creation, hosting and maintenance, and (iii) local and wide area network design, construction and operation.

     RADIO BROADCASTING

         Our radio broadcasting business focuses on acquiring, developing and operating radio stations in the 40 largest markets in the United States. We have over 50 years of experience operating radio properties and currently own stations serving the demographically attractive and fast-growing San Francisco, Dallas, Houston and Atlanta markets, four of the top ten radio markets in the United States. Our radio stations offer a broad range of programming formats, such as country, top 40, adult contemporary, oldies, rock, and sports and talk radio, each targeted to a specific demographic audience within a market. We believe that our large market radio presence and variety of programming formats makes us attractive to a diverse base of local and national advertisers and enables us to capitalize on our ratings to generate higher market revenue share.

         Our business strategy for radio includes the following key elements intended to establish leadership positions in the markets we serve and to enhance our operating and financial performance:

o FOCUS ON LARGE MARKETS. We generate approximately 79% of our radio revenue from the ten largest markets in the United States and more than 94% from top 40 markets and intend to continue focusing on large markets.

o EMPLOY TARGETED PROGRAMMING AND MARKET RESEARCH. We seek to maximize station operating performance through extensive market research, innovative programming, and distinctive marketing campaigns.

o EMPHASIZE SALES AND MARKETING. We place great emphasis on being familiar with our listening audience and their lifestyle characteristics in order to match effectively the audience's demographics with the specific target audiences of our advertisers.

o DECENTRALIZE MANAGEMENT. We decentralize much of our operating to regional and local levels. Each of our regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of the particular market.

o SELECTIVELY PURSUE STRATEGIC ACQUISITIONS. In addition to continuing rapid internal growth, we intend to pursue acquisition opportunities that would allow us to continue to compete more effectively for advertising revenues and to increase our growth rate of revenues and cash flow.

     THE RADIO BROADCASTING INDUSTRY

         The radio broadcasting industry is characterized by the following key factors:

         SIGNIFICANT GROWTH. The sale of advertising time to local and national spot advertisers and to national network advertisers is the primary source of revenues for radio stations. Local and national spot advertising is generally used to target the market where our station is located or to cover regions larger than the markets where our station is located. National network advertising is included in national syndicated programming aired on our stations. The growth in total radio advertising revenue tends to be fairly stable, growing over the last 25 years at an 8.9% compound annual rate, compared to a gross domestic product growth rate of 7.8%.

         BROAD MARKET COVERAGE. According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers 1999, each week radio reaches approximately 96% of all Americans over the age of 12. More than one-half of all radio listening occurs outside the home, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 11 minutes per day listening to radio. The highest portion of radio listening occurs during the morning, particularly between the time a listener wakes up and the time he reaches work. This "morning drive time" period reaches more than 80% of people over 12 years of age, and as a result, radio advertising sold during this period achieves premium advertising rates.

         LOW COST ADVERTISING. The cost to reach a thousand listeners, or impressions, is the benchmark for comparing different media with different reach and frequency aspects. Radio is recognized by the advertising community for its ability to generate a high frequency of commercial impressions cost efficiently. This is caused by its low cost per minute, or low cost per rating point. Stations are generally classified by their on-air format, such as country, adult contemporary, oldies and news/talk. A station's format and style of presentation enables it to efficiently target certain demographics. By capturing a specific share of a market's radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to enable advertisers to maximize their reach for each dollar of advertising expenditures.

     RADIO PROPERTIES

         Susquehanna Radio Corp. operates radio stations in San Francisco, Dallas, Houston and Atlanta, all of which are top ten markets, as well as radio stations in Cincinnati, Indianapolis and York, Pennsylvania. The following table sets forth certain information regarding our radio stations and their respective markets. The table excludes WABZ-FM in Albemarle, North Carolina and KIKT-FM and KGVL-AM in Greenville, Texas, which are owned by us but operated by third parties under a time brokerage agreement. Market rank by revenue is based upon market revenue size of the primary radio market served by the station among all radio markets in the United States, as reported in Duncan's Radio Market Guide. Station rank and audience share are based upon a station's share of its primary demographic target for the period Monday through Sunday, 6 a.m. to 12 midnight by market, as reported by Arbitron in Summer 1999. Combined market revenue share represents our share of the total radio advertising revenue from the market, as reported in Duncan's Radio Market Guide. Combined market revenue rank represents our rank in the market as measured by the amount of its radio advertising revenue from the market, as reported in Duncan's Radio Market Guide.

                                                                                     Station
                                                                       Station       Audience
                        Market                                           Rank         Share In       Combined
                         Rank       Station                 Primary   In Primary      Primary         Market      Combined
                          By      Programming     Year    Demographic Demographic    Demographic      Revenue      Market
Market And Stations     Revenue     Format      Acquired   Target     Target            Target        Share      Revenue Rank
-------------------     -------   -----------   --------   ---------- -----------    -----------      -------    ------------

San Francisco, CA.         4                                                                            18.8%       3
  KFOG/KFFG-FM(1).               Adult Album    1983/1995    M 25-49          3            4.5%
                                 Altermative
  KNBR-AM.........               Sports/Talk      1989       M 25-54          1            6.0
  KSAN-FM.........               Classic Rock     1997       M 25-44         20+           1.9
  KTCT-AM.........               Sports/Talk      1997       M 25-44         22+           1.6

Dallas/Ft. Worth, TX.      5                                                                            11.5        4

  KTCK/KTBK-AM(1).               Sports/Talk      1996       M 25-44          4            6.6
  KPLX-FM.........               Country          1974       M 25-44          9+           3.8
  KLIF/KKLF-AM(1).               Talk           1980/1998    M 35-54         10+           3.3
  KKMR/KMRR-FM(1).               Adult Album    1996/1998    M 25-44         15+           2.4
                                 Alternative

Atlanta, GA.......         7                                                                            6.0         7
  WNNX-FM.........               Modern Rock      1974       M 18-34          3            10.4
  WHMA-FM.........               Country          1997         --             --           --
     (Anniston, AL)(2)
  WHMA-AM.........               Sports/Talk      1997         --             --           --
  (Anniston, AL)(2)

Houston, TX.......         8                                                                            7.0         5
  KRBE-FM.........               Contemporary     1986       W 18-44          2            8.9
                                 Hit Radio

Cincinnati, OH....        19                                                                            9.5         4
  WRRM-FM.........               Adult            1972       W 35-54          2            9.9
                                 Contemporary
  WMOJ-FM(3)......               Rhythmic         1997       W 35-54          3            9.2
                                 Oldies

Indianapolis, IN.         30                                                                            24.2        3
  WFMS-FM.........               Country          1972       W 35-54          1            15.3
  WGLD-FM.........               Oldies           1993       A 35-54          3            8.5
  WGRL-FM.........               Young            1997       W 18-34         13+           1.6

York, PA..........        103                                                                           49.4        1
  WARM-FM.........               Adult            1962       W 25-54          1            13.1
                                 Contemporary
  WSBA-AM.........               Talk             1942       M 35-64         12+           2.5

----------------------
(1) These stations are simulcast and have been combined for market rank and ratings.

(2) Both of these stations are located in Anniston, Alabama and do not currently broadcast in the Atlanta market. We have pending before the Federal Communications Commission (FCC) a petition proposing to move WHMA-FM closer to the Atlanta market.

(3) This station was converted to a rhythmic oldies format on April 30, 1999.

     MARKET OVERVIEWS

         We own and operate radio stations in the following markets:

         SAN FRANCISCO. We have operated in the San Francisco market since 1983 and currently own three FM and two AM stations in the area. We own KNBR-AM, one of the original 50,000 watt, clear channel AM licenses, which provides clear reception throughout northern California and inland as far as eastern Nevada. The station is currently programmed with a sports talk format and has the broadcast rights to the San Francisco Giants and the Golden State Warriors. KFOG/KFFG-FM and KNBR-AM are ranked 3rd and 1st in their respective target demographics.

         DALLAS/FT. WORTH. We have been operating in the Dallas/Ft. Worth market since 1974 and currently own three FM and four AM stations in the area. KTCK-AM and KTBK-AM, which are programmed with a sports talk format and are simulcast, are ranked 4th in the market among males 25 to 44 and have the broadcast rights to the Dallas Mavericks.

         HOUSTON. We entered the Houston market when we acquired KRBE-FM in 1986, which serves the Houston market with a top 40 radio format. KRBE-FM has been a dominant radio station in Houston since the 1970s and is ranked 2nd among women 18 to 44 and 2nd overall. This station attracts over 800,000 different listeners each week.

         ATLANTA. Atlanta represents one of the most desirable radio broadcast markets in the country, with only 16 FM and 23 total radio stations serving the market. We entered the Atlanta market in 1974 with the acquisition of WNNX-FM, which is programmed with modern rock and ranked 3rd among men 18 to 34. In 1997, we acquired WHMA-FM/AM in Anniston, Alabama, whose FM station is formatted as country and whose AM station is programmed with a sports format. We are pursuing a long-term strategy to obtain FCC approval to move the FM station closer to the Atlanta market.

         CINCINNATI. We have operated in Cincinnati since 1972 and currently own two FM stations in the market. WRRM-FM, which is programmed with adult contemporary, is the sole adult contemporary station in the market and is ranked 2nd among women 35 to 54. WMOJ-FM, which is programmed as a rhythmic oldies station, is a strong contender, placing 3rd among women 35 to 54.

         INDIANAPOLIS. We have operated in Indianapolis since 1972 and currently own three FM stations in the market. WFMS-FM, which is programmed with contemporary country, is the top ranked station among women 35 to 54 and has ranked either 1st or 2nd in the entire market since 1992.

         YORK. We have operated in York since 1942 and currently own two stations in the market. WARM-FM, which is programmed with an adult contemporary format, is the dominant station among women 25 to 54. WSBA-AM, which is programmed with news and sports, is the AM ratings leader in York.

     ADVERTISING

         Most of our radio revenues are generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 1999, approximately 81% of our radio revenues were generated from the sale of local and regional advertising. We generate additional radio revenues by marketing our proprietary database of listeners, selling print advertising and sponsoring local events. These important and growing sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time.

         Each radio station's local sales staff solicits advertising either directly from local advertisers or indirectly through advertising agencies. We employ personnel in each of our markets to produce commercials for advertisers. National ad sales are made by a firm specializing in such sales in exchange for a commission from us based on our gross revenue from the advertising sold. Regional advertising sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

         We estimate the optimum number of advertisements available for sale by a station for a particular time period. The number of advertisements that can be broadcast without jeopardizing listening levels (and resulting ratings) is limited in part by the programming format of a particular station. We seek to maximize revenue by managing on-air inventory of advertising time and adjusting prices to local market conditions and to our ability, through our marketing efforts, to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level may be different at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our on-air inventory, and in general, we respond to this demand by varying prices rather than varying our target inventory level for a particular station. As a result, most changes in revenue are explained by demand-driven pricing changes rather than changes in available inventory.

         We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:

o a station's share of audiences in the demographic groups targeted by advertisers;

o the number of stations in the market competing for the same demographic groups;

o   the supply of and demand for radio advertising time; and

o   certain qualitative factors.

         Rates are generally highest during morning and afternoon commuting hours. A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives in connection with advertising sales and are used by us to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal rating agency is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. They are our primary source of ratings data.

     COMPETITION

         The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenues within its market. Our audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on the revenues of our radio stations located in that market. There can be no assurance that any one or all of our radio stations will be able to maintain or increase current audience ratings or advertising revenue market share.

         Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base comprised of specific demographic groups in each of its markets, we are able to attract advertisers seeking to reach those listeners. Radio stations periodically change their formats to compete directly with other stations for listeners and advertisers. Another station's decision to convert to a format similar to that of one of our radio stations in the same geographic area or launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, accordingly, lower our broadcast cash flow.

         Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each of our markets by extensively researching our stations' programming, by implementing advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars for each individual station. In selling advertising, however, we compete with many organizations that have substantially greater financial and other resources.

         Recent changes in the Communications Act and the FCC's rules and policies permit increased ownership and operation of multiple local radio stations. As a result, organizations are acquiring and operating larger blocks of radio stations. We compete with these organizations, as well as other radio station groups, to purchase additional stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources.

         Although the radio broadcasting industry is highly competitive, and competition is enhanced to some extent by changes in existing radio station formats and upgrades of power, certain regulatory limitations on market entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited by the availability of FM and AM radio frequencies allotted or assigned by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. See "Regulation --Federal Regulation of Radio Broadcasting."

         In addition to other radio stations, we compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. The radio broadcasting industry also competes with new media technologies, such as the delivery of audio programming by cable television systems and by satellite digital audio radio services. Digital audio radio services may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. Despite the introduction of new technologies for the delivery of entertainment and information, including television broadcasting, cable television, audio tapes and compact discs, the radio broadcasting industry historically has grown. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the introduction of new media technology will not have an adverse effect on the radio broadcasting industry.
                                       7

     CABLE TELEVISION

         We entered the cable television industry in 1965 when we were awarded the franchise to operate in York, Pennsylvania. Our cable systems currently serve approximately 187,000 subscribers as of December 31, 1999 through 15 signal receiving and transmitting facilities in Pennsylvania, Mississippi, Maine, Illinois and Indiana. We own, develop and operate geographically clustered cable television systems in small and medium-sized communities. We believe that these systems are less susceptible to competition and subscriber turnover than urban cable television systems and result in more predictable revenue and cash flow.

         Our business strategy for cable television includes the following key elements intended to enhance our operating and financial performance:

o BUILD STRATEGIC CLUSTERS. We have pursued the development and acquisition of cable television systems in communities that are within close proximity to our existing systems to maximize operating efficiencies.

o FOCUS ON CUSTOMER SATISFACTION. To maximize customer satisfaction, we strive to provide reliable, high-quality service offerings, superior customer service and attractive programming choices at reasonable rates.

o CONTINUE UPGRADE OF TECHNICAL FACILITIES. We seek to provide reliable, high-quality cable television services to our customers. To achieve this goal we are expanding and upgrading our cable systems to increase channel capacity, enhance signal quality, improve technical reliability and reduce the number of signal receiving and transmitting facilities in existing systems.

o DEVELOP NEW SOURCES OF REVENUES. We believe that the investment we have made in our cable systems has enabled us to generate additional revenue by providing expanded tiers of basic programming, premium services, and additional pay-per-view services. In addition, we are expanding new services, such as Internet access, high speed data, video-on-demand and other interactive services.

     THE CABLE TELEVISION INDUSTRY

         A cable customer generally pays an initial installation charge and fixed monthly fees for cable television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable television operators frequently also offer to their customers home shopping services, which pay the systems a share of revenue from sales of products in the systems' service areas. Cable television operators are also generating increasing revenues from the sale of enhanced data services. Cable television revenues tend to be stable, growing over the last 15 years at an 11.0% compound annual rate, compared to a gross domestic product growth rate of 6.2%. Cable television did not experience a single down year in revenue during this period of time. Cable television systems offer customers various levels (or "tiers") of cable television services consisting of:

o a limited basic service comprised of off-air broadcast television signals, local origination programming produced by the cable system and/or public access groups, and a limited number of satellite services such as home shopping channels and C-Span; and

o an expanded basic service comprised of satellite delivered, non-broadcast channels such as: Cable News Network (CNN), Entertainment and Sports Programming Network (ESPN) and Turner Network Television (TNT).

         For an extra monthly charge, cable television systems also offer premium television services to their customers. These services (such as Home Box Office and Showtime) are satellite delivered channels offering feature films, live sporting events, concerts and other special entertainment features presented without commercial interruption.

         A cable television system receives television, radio and data signals that are transmitted to the system's signal receiving and transmitting facility by means of off-air antennae, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and in some instances fiber optic cable, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 15 years.

     CABLE PROPERTIES

         The following table sets forth certain information regarding our cable systems as of December 31, 1999. Homes passed represents the maximum number of homes that could become subscribers in the particular cable system. Basic penetration represents basic subscribers as a percentage of homes passed. Premium penetration represents premium units as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Average monthly revenue per basic subscriber represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

                                                                                             Average Monthly
                                                                                                 Revenue
                                                 Basic        Basic          Premium            Per Basic
      Cable Systems          Homes Passed     Subscribers   Penetration    Penetration          Subscriber
       ------------          ------------     -----------   -----------    -----------       ---------------
Pennsylvania
     York(1)..........         114,359          89,233            78.0%            43.4%             $38.29
     Williamsport.....          44,688          35,192            78.8             33.3               36.73
Mississippi
     Rankin...........          31,171          22,659            72.7             46.6               38.08
Maine
     Casco...........           26,691          19,723            73.9             33.2               34.11
Illinois/Indiana
     SBC..............          26,544          20,599            77.6             40.1               33.30

Totals                         243,453          187,406           77.0%            40.5%             $37.33

--------------------
(1)   Information includes Hanover Cable TV, which was acquired in January 1999.

     CABLE SYSTEMS

         The following table sets forth selected technical, operating and financial data for each of our cable systems as of and for the year ended December 31, 1999. York information includes Hanover Cable TV, which was acquired in January 1999. Density represents homes passed divided by miles of plant. Plant Bandwidth represents percentage of basic subscribers within a system served by the indicated plant bandwidth. Basic penetration represents basic subscribers as a percentage of homes passed. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Premium penetration represents premium units as a percentage of basic subscribers. Average monthly revenue per basic subscriber represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

                         SELECTED TECHNICAL, OPERATING AND FINANCIAL DATA BY CABLE SYSTEM
                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999

                                   YORK        WILLIAMSPORT       RANKIN        CASCO          SBC       TOTAL
                                   ----        ------------       ------        -----          ---       -----
TECHNICAL DATA:
Miles of Plant ..........         1,583         725                 600        741            524         4,173
Density.................             72          62                  52         36             51            58
Headends.................             1           1                   2          4              6            15
Planned 2000 Headend                  0                               0          2              2             5
eliminations.............
Plant Bandwidth..........
     330 MHz or less....            0.0%       22.0%                5.0%       0.0%          21.0%          7.0%
     400-450MHz..........          31.0%        0.0%               78.0%      30.0%          29.0%         32.0%
     550 MHz.............           0.0%        0.0%               11.0%      33.0%          50.0%         14.0%
     750 MHz.............          69.0%       78.0%                6.0%      37.0%           0.0%         41.0%
OPERATING DATA:
Homes passed.............       114,359      44,688              31,171     26,691         26,544       243,453
Basic subscribers........        89,233      35,192              22,659     19,723         20,599       187,406
Basic penetration.......           78.0%       78.8%               72.7%      73.9%          77.6%         77.0%
Premium units                    38,754      11,704              10,549      6,540          8,266        75,813
Premium penetration......          43.4%       33.3%               46.6%      33.2%          40.1%         40.5%
FINANCIAL DATA:
Revenue (in thousands)...       $39,922     $15,419             $10,297    $ 8,849        $ 8,233       $82,720
Average monthly revenue per
basic subscriber.........        $38.29      $36.73              $38.08    $ 34.11        $ 33.30        $37.33

         YORK. The York, Pennsylvania cable system is our largest, serving subscribers in 34 municipalities and accounting for 47% of our total subscribers. On January 29, 1999, we acquired neighboring Hanover Cable TV, which serves 17,000 customers in 17 municipalities. A hybrid fiber/coaxial rebuild of the York system began in 1995, and approximately 69% of the system (including Hanover) has cable plant with bandwidth capacity of 750 MHz. The rebuild is expected to be completed by the end of 2001. We have constructed a fiber optic link from York to Hanover, which enables us to serve York and Hanover from one signal receiving and transmitting facility. The York system is two-way capable. Cable modem service has been provided to customers since 1997. Digital services were launched in October 1999.

         WILLIAMSPORT. The Williamsport, Pennsylvania cable system was acquired in a swap with Cox Communications, Inc. for our East Providence, Rhode Island system in April 1996. We also acquired two adjacent systems in December 1996. The Williamsport system accounts for 19% of our total subscribers. Approximately 78% of the system has been rebuilt to 750 MHz, and the rebuild is expected to be completed by the second quarter of 2000. The system is two-way capable. Cable modem services are presently offered to consumers and commercial customers. Digital services are expected to be launched in 2000.

         RANKIN. The Rankin County, Mississippi cable system encompasses three small towns, many upscale suburban developments and the southeastern shore of an attractive reservoir recreation area just east of the state capitol of Jackson. The area continues to experience explosive housing growth. Over the past five years, the average annual compound internal growth rate of new subscribers to the Rankin system has been 7.1%, and the system accounts for 12% of our total subscribers. Approximately 95% of the Rankin system currently has a bandwidth of 450 MHz or greater. The system launched digital technology in February 2000, enabling it to add new programming services without having to rebuild the system.
         CASCO. The Casco cable system serves the communities of Brunswick, Freeport, Bath, Harpswell and Woolwich, Maine and accounts for 11% of our total subscribers. Approximately 70% of the Casco system has been rebuilt to a minimum of 550 MHz. The primary signal receiving and transmitting facility in Brunswick serves approximately 79% of the subscribers. Three smaller signal receiving and transmitting facilities, which were acquired in December 1998, will be eliminated over the next 18 months and linked to the Brunswick signal receiving and transmitting facility. The Casco system is two-way capable. The system has been providing cable modem service since 1996 to commercial customers and since 1998 to residential customers. Digital services are planned to be launched in 2000.

         SBC. The SBC cable system serves Shelbyville, Indiana and Olney and DuQuoin, Illinois. Shelbyville offers attractive demographics and growth opportunities as a result of its proximity to the growing Indianapolis market. The SBC system accounts for 11% of our total subscribers. The system currently has bandwidth ranging from 330 MHz to 550 MHz. Digital services are planned to be launched in 2000 in both Indiana and Illinois.

     PROGRAMMING

         We have various contracts to obtain basic, satellite and premium programming for our cable systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and some offer marketing support. We acquire a portion of our programming through an affiliation agreement with a subsidiary of AT&T. Rates for programming obtained through AT&T are generally lower than rates that we would be charged as a stand alone multiple system operator. We receive favorable rates on AT&T programming because Lenfest Communications, Inc., which currently is 50% owned by AT&T, has minority ownership interests in Susquehanna Cable and its principal operating subsidiaries. In December 1999, calculated on a cost basis, we acquired 67% of our programming through AT&T, 32% through individual contracts and 1% through Lenfest.

         In January 2000, Comcast Corporation acquired Lenfest Communications, Inc. and consequently, Lenfest's interest in Susquehanna Cable and certain of its subsidiaries. In the opinion of management, programming costs for 2000 may be approximately $1.7 million higher than expected due to the loss of AT&T's programming discounts. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

         Programming costs are expected to increase in the ordinary course of our business as a result of increases in the number of basic subscribers, increased costs to purchase cable programming, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. In the event that we acquire Lenfest's ownership interests in Susquehanna Cable, our programming costs will increase faster than they would otherwise. See Part III, Item 13 of this annual report.

     MARKETING, CUSTOMER SERVICE AND COMMUNITY RELATIONS

         Our cable marketing strategy is designed to increase total revenues and revenues per subscriber by:

o        aggressively promoting and marketing our current services;

o        expanding our product offerings; and

o        providing superior customer service.

         We believe that this strategy will enable us to acquire new customers and maintain a positive relationship with existing customers to retain their business and sell them additional products. Implementation strategies include:

o targeted marketing campaigns using door-to-door sales, direct mail and telemarketing;

o price promotions, such as installation specials, to attract new subscribers and discounts for premium packages for multi-pay customers;

o introduction of multiplexed premium channels to improve their price/ value perception; and

o advertisement and sponsorship of community-based events to enhance our local presence.

         We believe that providing superior customer service is a key element of our long-term success because the quality of customer service affects our ability to retain customers. We believe that it also contributes to subscriber growth and positions us to sell additional products and services. To enhance customer service, we have initiated programs to improve the skills of our employees. In 1997, we introduced the Opportunities to Excel Program, which gives technical personnel the opportunity to improve their earnings by successfully completing courses that enhance their on-the-job skills. In 1998, we introduced a parallel initiative for customer service employees entitled Sales Training for Excellence in Leadership, Learning and Retention, which includes extensive training, performance follow-up and standardized skills for all customer service representatives.

         Recognizing that positive franchise and public relations are crucial to our overall success, we emphasize maintaining good working relationships with municipal officials in our franchise areas and with the communities that we serve. Our local management meets regularly with municipal officials to keep them informed of both our activities and trends in the industry. As a result of these working relationships, we receive valuable feedback on our standing with the municipalities and the satisfaction of our customers. Local management is also responsible for maintaining a high level of visibility for us, which is accomplished through active involvement in various community and nonprofit organizations.

     TECHNOLOGY

         As part of our commitment to customer service, we seek to provide reliable, high-quality cable television service. As such, our primary objective with respect to Susquehanna Cable's capital expenditures is to maintain, expand and upgrade its cable plant to improve and expand its cable television services. Through a capital investment program, we are expanding channel capacity, enhancing signal quality, improving technical reliability and providing a platform to deliver high-speed data services, including Internet access. We believe that such technical improvements and upgrades create additional revenue opportunities, enhance operating efficiencies, improve franchising relations and increase customer satisfaction.

         The following table summarizes, as of December 31, 1999, our existing bandwidth profile and our bandwidth profile upon completion of work-in-progress projects (which are generally expected to be completed by the end of 2001).


                                       330 MHZ Or Less          400 TO 450 MHZ            550 MHZ             750 MHZ
                                      (Approximately 40        (Approximately 60    (Approximately 82    (Approximately 82
                                       Analog Channels)        Analog Channels)      Analog Channels)    Analog Channels) (1)
EXISTING BANDWIDTH PROFILE
Miles of plant...............               303                      1,327                  570                  1,973
% miles of plant.............                 7%                       32%                   14%                   47%
BANDWIDTH PROFILE UPON
     COMPLETION OF WORK IN PROGRESS
Miles of plant...............                29                      470                    839                  3,053
% miles of plant.............                 1%                      11%                    19%                   69%

--------------------
(1) Plus 200 MHz of additional bandwidth for digital programming and other enhanced services.

         Our use of fiber optic technology as an enhancement to coaxial is enabling us to consolidate signal receiving and transmitting facilities and reduce amplifier cascades, thereby improving picture quality and system reliability and reducing signal receiving and transmitting facility and maintenance expenditures. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We anticipate that the installation of fiber optic cable will allow us to consolidate from 15 signal receiving and transmitting facilities as of December 31, 1999 to approximately 10 signal receiving and transmitting facilities by the end of 2000. In our larger systems, fiber optic technology is deployed in a "ring" design providing a redundant path for video and data signals being delivered to large subscriber groups. This approach provides an extra degree of reliability in the event that fiber optic cable is damaged on the primary path.

         We have been closely monitoring developments in the area of digital compression, a technology that enables cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of digitized video signals to fit in a cable television system's existing bandwidth. We believe that the utilization of digital compression technology in the future could enable us to increase channel capacity in certain systems in a cost efficient manner. Such utilization of digital compression would generally be implemented as part of system upgrades, where some portion of the additional analog channels would be allocated to additional tiers of cable services. The use of digital compression will expand the number and types of services offered and enhance the development of current and future revenue sources.

         The provision of high-speed cable modems to residential and business customers has recently become a source of additional revenue to the cable industry. Cable modems provide Internet access at higher speeds and lower costs than the technologies offered by other communication providers. For example, a 10 megabit cable modem provides Internet access at download speeds 350 times faster than typical 28.8 kilobit dial-up telephone modem connections. Through BlazeNet, we are developing high speed data revenues from both commercial and consumer accounts. Cable modem service is now available in York and Williamsport, Pennsylvania and Brunswick, Maine and on a more limited basis in Rankin County, Mississippi and Shelbyville, Indiana.

     OTHER SERVICES

         SUSQUEHANNA DATA SERVICES. Susquehanna Data Services, Inc., a wholly-owned subsidiary of Susquehanna Media, was formed in 1996 to provide Internet and data networking services to residential and business customers. Marketing its products and services under the tradename "BlazeNet," Susquehanna Data offers Internet access over both telephone and cable modems, website creation, hosting and maintenance, local and wide area network design, construction and operation, and telecommunications products from Susquehanna Adelphia Telecommunications and other local telephone companies. As a website host, we provide a central computer that is connected to the Internet 24 hours a day. We store all of our customers' website files on our computer so that each website and all of its content are available to users worldwide at all times. Our local and wide area network services enable us to provide network services in both a limited area, such as a building or campus, or a larger area extending beyond a single building or campus. As of December 31, 1999, BlazeNet provided access service to approximately 8,900 business and consumer accounts. Approximately 11% of these accounts access the Internet using cable modems. The access business continues to grow rapidly, with an increase in accounts of over 76% in 1999.

         In addition to benefits created with Susquehanna Cable, BlazeNet is actively working with both Susquehanna Radio and The Pfaltzgraff Co. to host their websites. BlazeNet has also made progress developing an electronic commerce product. Offering consulting, design, development, implementation and hosting services for companies wanting to sell products on the Internet, BlazeNet utilizes its programming and design staff to implement custom solutions using custom-developed programs.

         ADELPHIA PARTNERSHIP. In 1997, Susquehanna Media, through its wholly-owned subsidiary Susquehanna Fiber Systems, Inc., entered into a 50/50 partnership with Hyperion Telecommunications of Pennsylvania, Inc., now Adelphia Business Solutions, Inc., a subsidiary of Adelphia Communications Corp., to enter the competitive local exchange carrier business in the York, Pennsylvania market. The partnership provides long distance access circuits to businesses bypassing the local telephone company, point-to-point data circuits and switched business access services. Susquehanna Cable has constructed and maintains a 180 mile fiber optic SONET ring network that is leased to the partnership under a long-term contract. As of December 31, 1999, the partnership provided service to 72 buildings in the York area and had over 4,700 access lines installed.

     FRANCHISES

         Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating permits that are granted by local governmental authorities. These franchises contain many conditions, such as:

o        time limitations on commencement and completion of construction;

o conditions of service, including mix of programming required to meet the needs and interests of the community;

o the provision of free service to schools and certain other public institutions;

o        the maintenance of insurance and indemnity bonds; and

o        the payment of fees to communities.

         Certain of these franchises may require the imposition of penalties if the franchise agreements are violated. Certain provisions of these local franchises are subject to limits imposed by federal law.

         As of December 31, 1999, we held a total of 126 franchises. Many of these franchises require the payment of fees to the issuing authorities ranging from 1% to 5% of gross revenues (as defined by each franchise agreement) from the related cable system. The Cable Communications Policy Act of 1984 (1984 Cable Act) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

         Our cable franchises expire at various times through 2013. The following table sets forth certain information relating to our franchises (including Hanover Cable TV):



                                       Number of        Percentage of Total   Percentage of Total
Year of Franchise Expiration           Franchises            Franchises        Basic Subscribers
----------------------------           ----------        -------------------   ------------------

2000-2002......................          27                      21%                   32%
2003 and after.................          99                      79%                   68%
                                        ---                     ---                   ----
Total                                   126                     100%                  100%
                                        ===                     ===                   ====

         The 1984 Cable Act and the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act) provide, among other things, for an orderly franchise renewal process, which limits a franchising authority's ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the 1984 and 1992 Cable Acts establish comprehensive renewal procedures, which require, when properly elected by an operator, that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications. Upon a franchise renewal request, however, a franchise authority may seek to add new and more onerous requirements upon the cable operator, such as significant upgrades in facilities and services or increased franchise fees, as a condition or renewal. We believe that our relationship with local franchise authorities is good.

     COMPETITION

         Cable television systems face competition from alternative methods of distributing video programming and from other sources of news, information and entertainment. These sources include off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable television system is competitive depends, in part, upon that system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those available off-air or through alternative delivery sources and upon superior technical performance and customer service.

         COMPETING FRANCHISES. Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. Franchising authorities may not unreasonably deny requests for additional franchises and may operate cable television systems themselves. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. We are aware of direct competition from other franchised cable television operators (called "overbuilding") in systems that service less than 1% of its total basic subscribers. Additional cable television systems may be constructed in our other franchise areas.

         DIGITAL BROADCAST SATELLITES. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites utilizing video compression technology, which provides more than 100 channels of programming over a single high-powered digital broadcast satellite. Digital broadcast satellite service can be received virtually anywhere in the United States through small rooftop or side-mounted antennae and is not subject to certain local restrictions on the location and use of digital broadcast satellite and other satellite receiver dishes. Digital broadcast satellite service is presently being heavily marketed on a nationwide basis by three service providers. Digital broadcast satellite systems offer more programming and with digital quality, but have high upfront costs and a lack of local programming, service and equipment distribution. One digital broadcast satellite provider has announced plans to offer some local signals in a limited number of markets.

         SATELLITE MASTER ANTENNA TELEVISION SYSTEMS. Cable television operators also face competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes and private residential developments. Like cable television systems, satellite master antenna television systems offer both improved reception of local television stations and many of the same satellite-delivered program services. Satellite master antenna television operators often enter into exclusive agreements with building owners or homeowners associations, although some states have enacted laws that authorize franchised cable television operators access to such private complexes. Packages of data and video services are also being offered to private residential and commercial developments. As long as they do not use public rights-of-way, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with many of the local, state and federal regulations that are imposed on cable television systems. Our ability to compete for customers in residential and commercial developments served by satellite master antenna television operators is uncertain.

         LOCAL MULTIPOINT DISTRIBUTION SERVICE. Local multipoint distribution service, a new wireless service, can deliver over 100 channels of programming directly to consumers' homes. A large amount of this spectrum was auctioned in March 1998, and cable television operators and local telephone companies were restricted in their participation in this auction. It is uncertain whether this spectrum will be used to deliver multichannel video programming and other services to subscribers and thereby compete with franchised cable television systems.

         MULTICHANNEL MULTIPOINT DISTRIBUTION SYSTEMS. Multichannel multipoint distribution systems use low power microwave frequencies to transmit video programming over the air to customers. Wireless distribution services provide many of the same programming services as cable television systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Multichannel multipoint distribution systems service requires unobstructed "line of sight" transmission paths. In the majority of our franchise service areas, prohibitive topography and "line of sight" access have limited, and are likely to continue to limit, competition from multichannel multipoint distribution systems. Moreover, in the majority of our franchise areas, multichannel multipoint distribution systems operators face significant barriers to growth because lower population densities make these areas less attractive. We are not aware of any significant multichannel multipoint distribution systems operation currently within our cable television franchise service areas, other than Wireless One, Inc., which competes with us in Rankin County, Mississippi.

         LOCAL EXCHANGE CARRIERS. The Telecommunications Act of 1996 (1996 Telecom Act) allows local exchange carriers and others to compete with cable television systems and other video services in their telephone service territory, subject to certain regulatory requirements. Local exchange carriers use a variety of distribution methods, including both broadband wire facilities and wireless transmission facilities within and outside of their telephone service areas. Local exchange carriers and other telephone companies have an existing relationship with the households in their service areas, have substantial financial resources, and may have an existing infrastructure capable of delivering cable television service. Unlike cable television systems, local exchange carriers are not required, under certain circumstances, to obtain local franchises to deliver video services and are not subject to certain obligations imposed under such franchises. We believe that our rural markets are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher capital costs per household of installing plant.

         PUBLIC UTILITIES. Registered utility holding companies and their subsidiaries may provide telecommunications services (including cable television). Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems. Electric utilities also have the potential to become significant competitors in the video marketplace, as many of them already possess fiber optic transmission lines in certain of the areas they serve. In the last year, several utilities have announced, commenced, or moved forward with ventures involving multichannel video programming distribution.

         OTHER NEW TECHNOLOGIES. Other new technologies, including Internet-based services, may compete with cable television systems. Incumbent television broadcast licensees may obtain licenses for digital television, which can deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. Television broadcast stations are authorized to transmit textual and graphic information. Commercial and noncommercial FM stations may use their subcarrier frequencies to provide nonbroadcast services, including data transmissions. In addition, over-the-air interactive video and data service permits two-way interaction with commercial and educational programming, along with informational and data services. Local exchange carriers and other common carriers provide facilities for the transmission and distribution of video services, including interactive computer-based services like the Internet, data and other nonvideo services.

         Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations.

     EMPLOYEES

         We have approximately 1,326 employees as of December 31, 1999. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

FEDERAL REGULATION OF RADIO BROADCASTING

     INTRODUCTION

         The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934 (the Communications
Act). The Communications Act was amended in 1996 by the 1996 Telecom Act to make changes in several broadcast laws. Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates some forms of radio broadcasting programming; and has the power to impose penalties for violations of its rules under the Communications Act.

     LICENSE GRANT AND RENEWAL

         Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses may be renewed through an application to the FCC. The Communications Act requires that the FCC grant the renewal of a station's license if the FCC finds that, during the preceding term of the license, the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

         Petitions to deny license renewal applications can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license may be restricted. Historically, we have not experienced any material problems renewing our licenses to operate our radio stations and are not currently aware of any facts that would prevent the timely renewal of our licenses. There can be no assurance, however, that our licenses will be renewed.

         The following table sets forth certain regulatory information regarding each of the stations owned by us. "HAAT," which applies to FM stations only, represents height above average terrain. Height above average terrain means the actual height of the station's transmitting antenna above the ground level of the surrounding terrain and is used to measure the coverage of a FM station. The FCC class determines the maximum power and maximum height above average terrain for the particular station.


                                           Frequency
                             City of        (FM-MHZ)      FCC        HAAT      Power in        Expiration Date of
   Market and Stations      Licensure       (AM-KHZ)     Class     (Meters)   Kilowatts (Day)      License
  ---------------------     ----------     ----------    -----      -------    ---------         ---------
   San Francisco, CA
        KNBR-AM.........  San Francisco     680 KHz        A          --          50 KW       December 1, 2005
        KFOG-FM.........  San Francisco    104.5 MHz       B          459         7.1 KW      December 1, 2005
        KFFG-FM.........    Los Altos       97.7 MHz       A          137         1.6 KW      December 1, 2005
        KSAN-FM.........    San Mateo      107.7 MHz       B          354         8.9 KW      December 1, 2005
        KTCT-AM.........    San Mateo       1050 KHz       B          --          50 KW       December 1, 2005
    Dallas/Ft. Worth, TX
        KLIF-AM.........      Dallas        570 KHz        B          --           5 KW       August 1, 2005
        KKLF-AM.........  Dennison/Sherman  950 KHz        B          --          .5 KW       August 1, 2005
        KTCK-AM.........      Dallas        1310 KHz       B          --           5 KW       August 1, 2005
        KPLX-FM.........    Ft. Worth       99.5 MHz       C          511         100 KW      August 1, 2005
        KKMR-FM.........   Haltom City      93.3 MHz      C2          133         50 KW       August 1, 2005
        KMRR-FM.........      Sanger       104.1 MHz      C3          150         11 KW       August 1, 2005
        KTBK-AM.........     Sherman        1700 KHz       B          --          10 KW         Pending
        KGVL-AM (1).....    Greenville      1400 KHz       C                       1 KW       August 1, 2005
        KIKT-FM (1).....    Greenville      935 MHz       C3          100        91.1 KW      August 1, 2005
   Houston, TX
        KRBE-FM.........     Houston       104.1 MHz       C          585         100 KW      August 1, 2005
   Atlanta, GA
        WNNX-FM.........     Atlanta        99.7 MHz       C          315         100 KW      April 1, 2004
        WHMA-FM.........   Anniston, AL    100.5 MHz       C          348         100 KW      April 1, 2004
        WHMA-AM.........   Anniston, AL     1390 KHz       B          --           5 KW       April 1, 2004
   Cincinnati, OH
        WRRM-FM.........    Cincinnati      98.5 MHz       B          246        17.5 KW      October 1, 2004
        WMOJ-FM.........    Fairfield       94.9 MHz       B          322        10.5 KW      October 1, 2004
   Indianapolis, IN
        WFMS-FM.........   Indianapolis     95.5 MHz       B          302         13 KW       August 1, 2004
        WGRL-FM.........   Noblesville      93.9 MHz       A          150        2.75 KW      August 1, 2004
        WGLD-FM.........   Indianapolis    104.5 MHz       B          150         50 KW       August 1, 2004
   York/Lancaster, PA
        WSBA-AM.........       York         910 KHz        B          --           5 KW       August 1, 2006
        WARM-FM.........       York        103.3 MHz       B          398         6.4 KW      August 1, 2006
   Albemarle, NC
        WABZ-FM(1)......    Albemarle      100.9 MHz       A          61           3 KW       December 1, 2003

--------------------
(1)      Operated by a third party under a time brokerage agreement.

     REGULATORY APPROVALS

         Broadcast licenses may not be assigned nor may the control of broadcast licenses be transferred without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the proposed licensee, including limits on common ownership of media properties, financial qualifications of the proposed licensee, the "character" of the proposed licensee (including that no party to the application (i.e. officer, director, or 10% or greater owner) is subject to the denial of federal benefits that include FCC benefits pursuant to
Section 5301 of the Anti-Drug Abuse Act of 1988, 21 U.S.C. sec.862), limitations on alien ownership, and compliance with programming, public file and anti-discrimination requirements.

         Assigning a license or transferring control requires the filing of an application with the FCC. The FCC staff reviews the application and determines whether to grant the application. This process generally takes about four months. During the application process, interested parties and the public may file petitions, during specific periods of time, to deny or raise objections to the application. A full FCC review of staff action can be requested, and final FCC approval or disapproval is subject to judicial review.

         Absent a timely request for reconsideration, administrative review or judicial review, the FCC staff's grant of an application becomes final by operation of law and generally is no longer subject to administrative or judicial review.

         The pendency of a license renewal application may alter the aforementioned timetables, because the FCC might not issue an unconditional assignment grant if the station's license renewal is pending.

     OWNERSHIP MATTERS

         The 1996 Telecom Act and the FCC's broadcast multiple ownership rules do not restrict the number of radio stations one person or entity may own (including having an attributable interest in), operate or control on a national level, but do impose restrictions on a local level.

These restrictions are:

(i) in a market with 45 or more commercial radio signals, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM);

(ii) in a market with between 30 and 44 (inclusive) commercial radio signals, an entity may own up to seven commercial radio stations, not more than four of which are in the same service;

(iii) in a market with between 15 and 29 (inclusive) commercial radio signals, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and

(iv) in a market with 14 or fewer commercial radio signals, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market.

         The foregoing summarizes the material radio broadcast industry regulations with which we must comply. However, it does not purport to describe all present and proposed regulations and legislation relating to the radio broadcasting industry, some of which may be subject to judicial and legislative review and change, and their impact on the radio broadcasting industry or us cannot be predicted at this time.

     REGULATION OF CABLE TELEVISION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect us and the cable television industry. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. We believe that the regulation of the cable television industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on us.

     FEDERAL LEGISLATION

         The principal federal statute governing the cable television industry is the Communications Act of 1934, as amended. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a host of rulemakings to implement the 1996 Telecom Act, the final outcome of which cannot yet be determined.

     FEDERAL REGULATION

         The FCC is the principal federal regulatory agency with jurisdiction over cable television. It has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, political programming and advertising, advertising during children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

     RATE REGULATION

         Substantial federal legislation and regulations have governed cable television rates since 1984. Pursuant to the 1984 and 1992 Cable Acts, rates for the basic service tier, the lowest level of cable programming service which must include local broadcast channels and public access channels, were deregulated for cable television systems that the FCC has determined to be subject to effective competition. The 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellites. Satisfaction of this test exempts a cable operator from rate regulation with respect to the basic service tier.

         We are currently being regulated for basic service, installation and equipment rates in five of our franchise areas, three in Maine and two in Mississippi. Where there is no effective competition, franchise authorities may regulate the monthly rates we charge to subscribers for the basic service tier and for the installation, sale and lease of equipment used by subscribers to receive basic service. In addition, pursuant to the 1996 Telecom Act, the FCC's jurisdiction to regulate the rates of the cable service programming tier, which generally includes programming other than that carried onthe basic service tier or offered on a per-program or per-channel basis expired in 1999. Per-channel and pay-per-view programming has always been exempt from rate regulation. New product tiers also can be created free of rate regulation so long as certain conditions are met such as moving services from existing tiers to the new tiers.

         Local franchising authorities have authority to order reductions and, in certain circumstances, refunds of existing rates for the basic service tier and associated equipment. In carrying out their rate regulatory authority, however, local officials are subject to certain FCC standards. As an alternative to the FCC's benchmark price cap system for measuring the reasonableness of existing rates, cable operators may make cost-of-service showings which may justify rates above the applicable benchmarks. Future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates also can be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase for "significant" system rebuilds or upgrades.

         Existing regulations require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

     CARRIAGE OF BROADCAST TELEVISION SIGNALS

         The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system (i.e., the system is located in the station's designated market area ) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, on cable systems with the principal headend located within the larger of: (i) a 50-mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

     RENEWAL OF FRANCHISES AND FRANCHISE FEES

         The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable television operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading cable-related facilities and equipment and complying with voluntary commitments, although the municipality must take into account the cost of meeting such requirements. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations. Franchises have generally been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. Historically, we have not experienced any material problems renewing our franchises for our cable television systems. We are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

         The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities have the right to deny renewal because of an operators failure to substantially comply with the material terms of the franchise even if the franchising authority has "effectively acquiesced" to such past violations. The franchising authority is, however, precluded from denying renewal if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

         Franchising authorities may generally impose franchise fees of up to 5% of a cable television system's annual gross revenues, excluding revenues derived from telecommunications services. However, they may be able to exact some compensation for the use of public rights-of-way.

     CHANNEL SET-ASIDES

         The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     COPYRIGHT MATTERS

         Cable systems must obtain copyright licenses for programming and television signals they carry. Copyright authority for programming on non-broadcast networks typically is obtained from the networks in question, and copyright authority for programming originated locally by the cable system must be obtained directly from copyright holders. The Copyright Act provides a blanket license for copyrighted material on television stations whose signals a cable system retransmits. Cable operators can obtain this license by filing semi-annual reports and paying a percentage of their revenues as a royalty fee to the U.S. Copyright Office, which then distributes the royalty pool to copyright holders. For larger cable systems, these payments vary with the numbers and type of distant television stations the system carries. From time to time, Congress considers proposals to alter the blanket copyright license, some of which could make the license more costly.

     STATE AND LOCAL REGULATION

         Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to regulate customer service and rates. Franchising authorities may operate their own multichannel video distribution system without a franchise. States and local franchising authorities may adopt certain restrictions on cable television systems ownership.

         The foregoing summarizes the material cable television industry regulations with which we must comply. However, it does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry, some of which are subject to judicial and legislative review and change, and their impact on the cable television industry or us cannot be predicted at this time.


ITEM 2.       PROPERTIES

         The headquarters of our cable television operations are located in York, Pennsylvania in office space leased from a related party. We do not have a separate headquarters for our radio broadcast operations.

         We lease nine studio facilities for our radio operations. We own broadcast towers for 11 of our radio stations and lease 13 other broadcast towers. We own the real property under nine of our broadcast towers and lease the land under our other 15 towers. We own three, and lease seven, office and signal receiving and transmitting facilities for our cable television operations. In connection with our cable operations, we own eight tower locations and lease eight others.

         Our principal physical assets with respect to our cable operations consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of our cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment.

         We believe that our properties are suitable for our operations and are in good condition.


ITEM 3.       LEGAL PROCEEDINGS

      We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to security holders for a vote during the fourth quarter of 1999.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         There is no market for our common stock. All of the outstanding common stock of Susquehanna Media is owned by our parent, Susquehanna Pfaltzgraff Co.

ITEM 6.       SELECTED FINANCIAL DATA

         The below selected financial data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 is derived from our audited consolidated financial statements. Our audited consolidated financial statements and related notes for the years ended December 31, 1999, 1998 and 1997 are included elsewhere in this annual report. You should read this information and the accompanying notes in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this annual report.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                              1999       1998             1997          1996           1995
                                              ----       ----             ----          ----           ----
                                                              (dollars in thousands)
INCOME STATEMENT DATA:
Revenues:
     Radio                                $185,193      $151,170      $131,438      $116,300       $100,556
     Cable                                  82,720        70,641        65,122        55,791         48,544
     Other                                   3,353         1,616           539            85             --
                                          --------      --------       -------       -------        -------

Total revenues                             271,266       223,427       197,099       172,176        149,100
Total operating expenses                   203,218       172,224       154,389       135,385        118,914
                                          --------      --------       -------       -------        -------

Operating income                            68,048        51,203        42,710        36,791         30,186
Interest expense, net                       28,573        20,506        18,890        13,797         12,111
Gain (loss) on sale of assets               (1,499)        1,748         9,451        21,768            (20)
Interest income from loan to parent          4,476            --            --            --             --
company

Pension curtailment gain                     2,299            --            --            --             --
Other income                                   379           334           426         1,177          1,329
                                          --------      --------       -------       -------        -------

Income before income taxes                  45,130        32,779        33,697        45,939         19,384
Provision for income taxes                  18,044        14,523        14,033        20,305          8,913
                                          --------      --------       -------       -------        -------

Income before extraordinary loss            27,086        18,256        19,664        25,634         10,471
Loss related to early retirement of
debt                                        (3,316)          --            --            --             --
                                          --------      --------       -------       -------        -------

Income before minority interests            23,770        18,256        19,664        25,634         10,471
Minority interests                          (4,140)       (4,304)       (3,070)       (4,111)        (1,258)
                                          --------      --------       -------       -------        -------

Net income                                $ 19,630      $ 13,952      $ 16,594      $ 21,523         $9,213
                                          ========      ========       =======       =======        =======

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                              $526,142      $355,141      $333,476      $238,628       $141,902
Total debt                                 405,621       272,776       265,500       200,350        137,450
Stockholders' equity (deficit)              31,281         9,201        (2,295)      (18,191)       (40,814)

RATIO OF EARNINGS TO FIXED CHARGES (2)        2.4x          2.3x          2.7x          4.1x           2.3x

SUPPLEMENTARY FINANCIAL DATA:
Adjusted EBITDA: (1)
     Radio                                $ 64,744      $ 42,553      $ 34,062      $ 29,761       $ 22,997
     Cable                                  35,458        31,699        29,511        23,975         20,818
     Other                                   2,167          (386)         (692)       (1,236)          (898)
                                          --------      --------       -------       -------        -------

Total adjusted EBITDA                     $102,369       $73,866       $62,881       $52,500        $42,917
                                          ========      ========       =======       =======        =======

Cash flows related to:
     Operating activities                  $60,211       $36,843       $36,347       $21,711        $27,828
     Investing activities                 (182,944)      (38,842)      (70,399)      (81,588)        (2,469)
     Financing activities                  121,430         3,941        33,334        60,595        (25,359)

Capital expenditures                       $33,066       $29,592       $22,610       $12,073        $12,899

--------------------
(1) We define adjusted EBITDA as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, pension curtailment gain, minority interest, and any gain or loss on the disposition of assets. Employee stock ownership plan expense for the year ended December 31, 1999 was $6.4 million.

         Although adjusted EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that adjusted EBITDA is a meaningful measure of performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. In addition, our new senior credit facility and the indenture that governs our 8.5% senior subordinated notes contain certain covenants in which compliance is measured by computations substantially similar to those used in determining adjusted EBITDA. There are no legal restrictions on the use of adjusted EBITDA, other than those contained in our new senior credit facility and indenture. Management expects that adjusted EBITDA will be used to satisfy working capital, debt service and capital expenditure requirements and other commitments and contingencies. Adjusted EBITDA should not be considered in isolation or as a substitute for or an alternative to net income, cash flow from operating activities or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA should not be considered as a measure of a company's operating performance or liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

(2) The ratio of earnings to fixed charges is expressed as the ratio of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest) to fixed charges. Fixed charges consist of interest expense, capitalized interest and one-third of rental expense (the portion deemed representative of the interest factor).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and our financial statements and the notes thereto included elsewhere in this annual report. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements.

     OVERVIEW

         We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately owned radio broadcaster and the 10th largest radio broadcaster overall in the United States based on revenues. We own and operate 15 FM and 8 AM stations that serve four of the nation's ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as three other significant markets (Cincinnati, Indianapolis and York, Pennsylvania). We are also the 23rd largest cable multiple system operator in the United States with seven cable systems serving approximately 187,000 subscribers as of December 31, 1999.

         For the year ended December 31, 1999, we had revenues and adjusted EBITDA of $271.3 million and $102.4 million, respectively, with approximately 63% of adjusted EBITDA generated by our radio broadcast operations and 35% by our cable television operations. For the year ended December 31, 1999, our net income was $19.6 million, our cash flows from (used in) operating, investing and financing activities were $60.2 million, ($182.9) million and $121.4 million, respectively, and our ratio of earnings to fixed charges was 2.4x.

         We also provide Internet access and enhanced services to residential and business customers under the tradename "BlazeNet." The services include:

o Internet access via telephone dial-up service or cable modem;
o website creation, hosting and maintenance; and
o local and wide area network design, construction and operation.

         REVENUES. Our principal source of radio broadcasting revenue is the sale of broadcasting time on our stations for advertising. Radio revenue is reported net of agency commissions. Sales of advertising are affected by changes in demand for advertising time by national and local advertisers and by advertising rates charged by the stations. Radio station advertising rates are based on a station's ability to attract audiences that match the demographic groups that advertisers want to reach, the number of stations competing in a marketplace and economic conditions. Radio stations attempt to maximize revenue by adjusting advertising rates based upon local market conditions, by controlling inventory, by creating demand and by increasing audience ratings. Radio stations sometimes use barter or trade agreements to exchange merchandise or services for advertising time with advertisers, in lieu of cash. It is our policy not to pre-empt advertising paid in cash with advertising paid in trade. For the years ended December 31, 1999, 1998 and 1997, cash advertising revenue was 99%, 98% and 98% of broadcasting revenue, respectively. Seasonal revenue fluctuations are common in the radio broadcasting industry, due primarily to fluctuations in expenditure levels by local and national advertisers. Our radio revenues are lowest in the first quarter and are relatively level in the other quarters.

         Most of our cable revenues are derived from monthly subscriber fees for cable television programming services and from fees incident to the provision of such services, such as installation fees and fees for converter rentals and rentals of remote control devices. Some revenues are derived from advertising. Since cable is subject to regulation at the federal, state and local levels, increases in rates charged for regulated services may be governed by the 1992 Cable Act and the 1996 Telecom Act. Cable revenues are affected by the timing of subscriber rate increases.

         OPERATING EXPENSES. Radio operating expenses are comprised of employee salaries and commissions, depreciation and amortization, programming expenses, advertising expenses, promotion expenses and selling, general and administrative expenses. General and administrative expenses include office administration and other support functions that are handled on a centralized basis.

         Cable operating expenses include programming expenses, employee salaries and benefits, electricity, depreciation, amortization and selling, general and administrative expenses for accounting and billing services, franchise fees, office administration expenses and corporate charges.

         Depreciation and amortization expense relates to the depreciation of tangible assets used in the business and the amortization of franchise costs.

         ADJUSTED EBITDA. Adjusted EBITDA is net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, pension curtailment gain, minority interest and any gain or loss on the disposition of assets.

     RESULTS OF OPERATIONS

         The following table summarizes our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the years ended December 31, 1999, 1998 and 1997 (in millions of dollars):

                                               1999                   1998                  1997
                                       ---------------------   --------------------  --------------------
   Revenues
     Radio                           $     185.2      68.3%    $     151.2     67.7%    $  131.4     66.7%
     Cable                                  82.7      30.5%           70.6     31.6%        65.1     33.0%
     Other                                   3.4       1.2%            1.6      0.7%         0.6      0.3%
                                       ---------  ----------     ---------  ---------  --------- ----------
     Total revenues                        271.3     100.0%          223.4    100.0%       197.1    100.0%
                                       ---------  ----------     ---------  ---------  --------- ----------
   Operating expenses:
     Operating, programming,
     selling, general and
     administrative                        175.7      64.7%          149.9     67.1%       134.7     68.3%
     Depreciation and amortization          27.6      10.2%           22.3     10.0%        19.7     10.0%
                                       ---------  ----------     ---------  ---------  --------- ----------
     Total operating expenses              203.3      74.9%          172.2     77.1%       154.4     78.3%
                                       ---------  ----------     ---------  ---------  --------- ----------

   Operating income                  $      68.0      25.1%    $      51.2     22.9% $      42.7     21.7%
                                       =========  ==========     =========  =========  ========= ==========

   Net income                        $      19.6       7.2%    $      14.0      6.3% $      16.6      8.4%
                                       =========  ==========     =========  =========  ========= ==========

   Adjusted EBITDA                   $     102.4      37.7%    $      73.9     33.1% $      62.9     31.9%
                                       =========  ==========     =========  =========  ========= ==========


     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Revenues increased $47.9 million, or 21%, from 1998 to 1999. Radio revenues increased $34.0 million, or 23%, from 1998 to 1999. The number of stations was comparable for 1998 and 1999. Radio's revenue growth was due to higher advertising rates. Cable revenues increased $12.1 million, or 17%, from 1998 to 1999. Revenues from subscribers of Hanover Cable TV, which was acquired on January 29, 1999, contributed $5.2 million or 43% of the increased cable revenues. Rate increases on basic and expanded basic services were responsible for the remaining growth in cable revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $5.2 million, or 23%, from 1998 to 1999. Cable depreciation and amortization expenses comprised $4.4 million of the increase, with the acquisition of Hanover Cable TV being responsible for $2.4 million, or 46% of the change. Completed phases of cable system rebuilds also contributed to 1999's increased expense. Radio depreciation and amortization decreased $0.2 million, or 3%, from 1998 to 1999.

         OPERATING INCOME. Operating income increased $16.8 million or 33% from 1998 to 1999. While depreciation and amortization increased faster than revenues due to the Hanover Cable TV acquisition and cable plant rebuilds, other expenses increased approximately 17% as compared to the 21% increase in revenues. The largest single item contributing to the increase in operating expenses was ESOP benefit cost of $6.4 million, or 21% of the increase, was a new cost for 1999. Cable service programming costs, radio promotion and advertising and sales commissions grew commensurately with revenues.

         NET INCOME. Net income increased $5.6 million or 40% from 1998 to 1999, largely due to increased operating income. The 1999 extraordinary loss related to early retirement of debt decreased net income by $3.3 million. Income before the extraordinary loss was $8.8 million, or 48% higher than 1998. Although gain
(loss) on sale of assets, pension curtailment gain and other income for 1999 was $0.9 million less than the gain on sale of assets and other income in 1998, the significant increase in operating income and, to a lesser extent, the 10% decrease in the effective tax rate contributed to higher 1999 net income.

         ADJUSTED EBITDA. Adjusted EBITDA increased $28.5 million, or 39%, from 1998 to 1999. Adjusted EBITDA as a percentage of revenues increased from 33% in 1998 to 38% in 1999. Adjusted Radio EBITDA increased $22.1 million, or 52%, from 1998 to 1999. Adjusted Cable EBITDA increased $3.8 million, or 12%, between 1998 and 1999. The improvement in adjusted EBITDA is due to the majority of the Company's revenue increase being derived from Radio advertising rate increases and revenue from the acquisition of Hanover Cable TV. The Hanover cable system has been physically merged into the existing York operation, thus avoiding added fixed costs. The most significant cost increases experienced in 1999, new ESOP benefit costs and depreciation and amortization expenses from the Hanover Cable TV acquisition and cable plant rebuilds, did not impact adjusted EBITDA.

         INTEREST EXPENSE. Interest expense increased $8.1 million, or 39%, between 1998 and 1999. The increase was due to additional debt incurred during 1999, which was used to loan $116.9 million to our parent to fund its ESOP, to acquire the assets of Hanover Cable TV and to finance a portion of our cable rebuild projects. Interest income of $4.5 million was recognized arising from the loan to our parent. The net increase in interest was $3.6 million, or 18% from 1998 to 1999.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUES. Revenues increased $26.3 million, or 13%, from 1997 to 1998. Radio revenues increased $19.7 million, or 15%, from 1997 to 1998. For stations operated for a full year in both 1997 and 1998, revenues increased $11.9 million, or 10%, for the year. The balance of the growth was attributable to a full year of operation for six radio stations acquired in 1997 in San Francisco, Indianapolis, Cincinnati and Anniston, Alabama. Increased radio revenues were due to higher advertising rates. Cable revenues increased $5.5 million, or 9%, from 1997 to 1998. Subscriber rate increases were primarily responsible for cable revenue growth.

         OPERATING AND PROGRAMMING EXPENSES. Operating and programming expenses increased $7.2 million or 11% between 1998 and 1999. Increased radio programming expenditures of $1.7 million and special event spending of $1.0 million in 1998 contributed to the increase. Cable programming supplier costs increased $1.5 million during 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1998 increased $8.1 million or 12% over 1997. Radio selling, general and administrative expenses increased $5.8 million in 1998. Approximately $3.7 million of the increase was due to increased sales commissions and salaries. Occupancy costs of our radio operations increased $0.8 million in 1998 while those of our cable operations, as a percentage of revenues, were unchanged from 1997 to 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.6 million or 13% from 1997 to 1998. Radio depreciation and amortization expenses increased $1.7 million, primarily due to a full year's operation of stations added in 1997. Cable depreciation and amortization expenses increased $0.6 million due to system rebuilds.

         OPERATING INCOME. Operating income increased $8.5 million, or 20%, from 1997 to 1998. As a percentage of revenues, operating income increased from 22% in 1997 to 23% in 1998. Radio operating income grew $6.4 million, or 23%, from 1997 to 1998. This increase was due to internal revenue growth from existing stations and revenue from newer stations growing more rapidly than related operating expenses. Cable operating income increased $1.8 million, or 12%, from 1997 to 1998. This increase was due to revenue growth generated by rate increases.

         NET INCOME. Net income decreased $2.6 million or 15.7% from 1997 to 1998. Despite an $8.5 million increase in operating income, interest expense increased $1.6 million and gain on the sale of assets decreased $7.7 million. Minority interests increased $1.3 million, primarily due to higher radio earnings.

         ADJUSTED EBITDA. Adjusted EBITDA increased $11.0 million, or 18%, from 1997 to 1998. Adjusted EBITDA as a percentage of revenues increased from 32% in 1997 to 33% in 1998. Adjusted Radio EBITDA increased $8.5 million, or 25%, from 1997 to 1998. Adjusted Cable EBITDA increased $2.2 million, or 7%, between 1997 and 1998. Adjusted Radio EBITDA and adjusted Cable EBITDA increased for the same reasons that operating income increased.

         INTEREST EXPENSE. Interest expense increased $1.6 million, or 9%, between 1997 and 1998. This increase was due to the incurrence of additional debt to acquire radio stations and fund cable system capital expenditures. Acquisitions and capital expenditures were funded in part by cash flow from operations.

     LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. Our future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of our common stock, and interest payable on the notes and our new senior credit facility.

         Net cash provided by operating activities was $60.2 million, $36.8 million and $36.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Our net cash provided by operating activities was generated primarily by normal operations.

         Net cash used by investing activities was $182.9 million for the year ended December 31, 1999. The loan to parent was $116.9 million. The parent repaid $5.5 million of the loan on December 30, 1999. Capital expenditures, excluding acquisitions, were $66.5 million and $39.7 million for the years ended December 31, 1999 and 1998, respectively. Capital expenditures over this period were used primarily to upgrade and maintain its cable systems.

         Net cash provided by financing activities was $121.4 million for the year ended December 31, 1999. Approximately $116.9 million cash was borrowed and subsequently loaned to the Company's parent. Deferred financing costs related to new borrowings totaled $8.1 million.

         Our acquisitions of radio stations and cable systems and our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. Capital expenditures, excluding acquisitions, were $33.1 million, $29.6 million and $22.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Capital expenditures over this period were used primarily to upgrade and maintain our cable systems. We expect to make capital expenditures of $35.0 million in 2000, primarily to continue upgrading our current cable systems.

         On May 12, 1999, we sold $150 million of 8.5% Senior Subordinated Notes due 2009 for 99.75% of their face value. Proceeds to us were $145.5 million. As of December 31, 1999, the fair value of these notes was $144.0 million. Any change in interest rates will affect the market value of these notes, however cash outflows for semi-annual interest payments are fixed.

         On May 12, 1999, we also entered into a new senior credit facility arranged by First Union Capital Markets Corp. The new senior credit facility consists of a $250 million revolver, a $100 million term loan A, and a $100 million term loan B, all collateralized by a pledge of all of our material assets (excluding real property) and voting common stock. The credit agreement governing the new senior credit facility requires us to maintain certain financial leverage and interest coverage ratios. As of December 31, 1999, we had $194.5 million of borrowing availability under our senior credit facility. The refinancing of our old senior credit facility and prepayment of senior notes resulted in the recognition of an extraordinary loss of $3.3 million (net of income taxes) for the second quarter of 1999.

         We believe that funds generated from operations and the borrowing availability under our new senior credit facility will be sufficient to finance our current operations, our debt service obligations, including our obligations under the notes, cash obligations in connection with potential repurchases of our common stock and planned capital expenditures. From time to time, we evaluate potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. We have no current commitments or agreements with respect to any material acquisitions.

     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivatives and hedging activities. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. We are currently evaluating the impact the adoption of SFAS No. 133 will have on our financial position and results of operations.

     IMPACT OF YEAR 2000 ISSUES

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We recognized the need to ensure that our operations will not be adversely impacted by Year 2000 software failures and evaluated and addressed the impact of Year 2000 issues on our operations. We established a Year 2000 Task Force to manage an overall Year 2000 assessment, remediation, testing and contingency planning project. The Year 2000 Task Force developed and implemented a Year 2000 strategic plan. Our goal was to minimize the potential effects of the Year 2000 problem on customers and business processes.

         Our internal information technology, product delivery and support systems, as well as our key suppliers, vendors and customers were included in the scope of the investigation. We use purchased software programs and systems for a variety of functions including accounts payable and accounts receivable accounting, inventory control and audio delivery. We received Year 2000 compliance certificates from the vendors of these programs.

         Our inventory of mission-critical and non-critical systems found no issues of significant consequence. As of December 31, 1999, we have completed the remediation or replacement of material non-compliant system components and the replacement of all non-compliant computers and other equipment with embedded date chips or processors that might have had a material impact on operations.

         Costs associated with completing our Year 2000 compliance program were approximately $648,000. As of December 31, 1999, we have completed our Year 2000 remediation and replacement project. As of March 29, 2000, we have experienced no significant disruption in operations. Contingency plans are in place for systems critical to our businesses. In most of our operations, business continuity plans are in place to significantly mitigate future Year 2000 risk. However, there can be no guarantee that other companies on which we rely are Year 2000 compliant, or that another company's Year 2000 related problem would not have an adverse impact on us.

         Conclusions related to our Year 2000 compliance program contain forward-looking statements and are based on management's best judgments.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As of December 31, 1999, the Company had $255.5 million in variable rate debt. The fair value of this debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

                 2002            $ 8,750                  2006          $50,500
                 2003             17,000                  2007           89,875
                 2004             21,000                  2008           47,375
                 2005             21,000


         The Company's interest rate exposure is primarily to changes in LIBOR rates. At December 31, 1999, the weighted average interest rate for the variable rate debt was 8.1%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt as of December 31, 1999 would increase by $2.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and report of independent accounts of Susquehanna Media Co. and Subsidiaries are set forth on the pages listed below:
                                                                     Page
                                                                     ----
Report of Independent Accountants                                     35

Financial Statements

     Consolidated Balance Sheets                                      36

     Consolidated Statements of Income and Comprehensive Income       37

     Consolidated Statements of Cash Flows                            38

     Consolidated Statements of Stockholders' Equity (Deficit)        39

     Notes to Consolidated Financial Statements                      40-55

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Susquehanna Media Co. and subsidiaries:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Susquehanna Media Co. and subsidiaries (Company) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

March 3, 2000

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                    December 31,
                                                                               1999          1998
                                                                               ----          ----
                                   ASSETS
Current Assets
     Cash and cash equivalents                                                        639   $  1,942
     Accounts receivable, less allowance for doubtful
          accounts of $1,494 in 1999 and $1,259 in 1998                            43,017     32,324
     Deferred income taxes (Note 4)                                                    --        262
     Other current assets                                                           4,400      4,223
                                                                                ---------     ------
       Total Current Assets                                                        48,056     38,751
                                                                                ---------     ------
Property, Plant and Equipment, at cost
     Land                                                                           4,363      3,585
     Buildings and improvements                                                    10,556      9,499
     Equipment                                                                    178,244    151,169
     Construction-in-progress                                                      25,656     19,470
                                                                                ---------     ------
                                                                                  218,819    183,723
     Accumulated depreciation and amortization                                     94,731     84,179
                                                                                ---------     ------
       Property, plant and equipment, net                                         124,088     99,544
                                                                                ---------     ------
Intangible Assets, net (Notes 2, 3 and 5)                                         215,125    201,643
                                                                                ---------     ------
Note Receivable from Parent (Note 9)                                              111,329       --
                                                                                ---------     ------
Investments and Other Assets (Notes 2, 3, 6 and 9)                                 27,544     15,203
                                                                                ---------     ------
                                                                                $ 526,142   $355,141
                                                                                =========     ======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long term debt (Note 3)                                 $      59   $ 12,054
     Accounts payable                                                              15,350     10,115
     Accrued interest                                                               3,108      1,691
     Accrued income taxes                                                             227        890
     Deferred income taxes (Note 4)                                                   815       --
     Accrued ESOP benefit costs (Note 9)                                            1,370       --
     Other accrued expenses                                                        11,919      8,350
                                                                                ---------     ------
       Total Current Liabilities                                                   32,848     33,100
                                                                                ---------     ------
Long-term Debt (Note 3)                                                           405,562    260,722
                                                                                ---------     ------
Deferred Compensation Liability (Note 7)                                              832        776
                                                                                ---------     ------
Deferred Income Taxes (Note 4)                                                     37,166     34,119
                                                                                ---------     ------
Minority Interests (Note 2)                                                        18,453     17,223
                                                                                ---------     ------
Stockholders' Equity (Notes 2, 3, 7 and 14)
     Preferred stock - Voting, 7% cumulative with par value of $100, authorized
       110,000 shares, 70,499.21 issued and outstanding                             7,050      7,050
     Common stock - Voting, $1 par value, authorized 1,100,000 shares, 1,100,000
       shares issued and outstanding                                                1,100      1,100
     Retained earnings                                                             23,131      1,051
                                                                                ---------     ------
       Total Stockholders' Equity                                                  31,281      9,201
                                                                                ---------     ------
                                                                               $  526,142   $355,141
                                                                                =========     ======

The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (dollars in thousands, except per share data)


                                                      For the Years Ended December 31,
                                                        1999         1998         1997
                                                   ---------    ---------    ---------
Revenues
    Radio                                          $ 185,193    $ 151,170      131,438
    Cable                                             82,720       70,641       65,122
    Blazenet and other                                 3,353        1,616          539
                                                    --------    ---------    ---------
      Total revenues                                 271,266      223,427      197,099
                                                    --------    ---------    ---------
Operating Expenses
    Operating and programming                         95,145       82,783       65,754
    Selling                                           32,286       26,795       32,139
    General and administrative                        48,215       40,317       36,752
    Depreciation and amortization                     27,572       22,329       19,744
                                                    --------    ---------    ---------
      Total operating expenses                       203,218      172,224      154,389
                                                    --------    ---------    ---------
Operating Income                                      68,048       51,203       42,710
Other Income (Expense)
    Interest expense                                 (28,573)     (20,506)     (18,890)
    Interest income from loan to Parent (Note 9)       4,476         --           --
    Gain (loss) on sale of assets (Note 2)            (1,499)       1,748        9,451
    Pension curtailment gain (Note 9)                  2,299         --           --
    Other                                                379          334          426
                                                    --------    ---------    ---------
Income Before Income Taxes, Extraordinary
    Loss and Minority Interests                       45,130       32,779       33,697
Provision for Income Taxes (Note 4)                   18,044       14,523       14,033
                                                    --------    ---------    ---------
Income Before Extraordinary Loss and
    Minority Interests                                27,086       18,256       19,664
Extraordinary Loss Related to Early Retirement
    of Debt, net of $2,165 tax benefit  (Note 3)      (3,316)        --           --
                                                    --------    ---------    ---------
Income Before Minority Interests                      23,770       18,256       19,664
Minority Interests                                    (4,140)      (4,304)      (3,070)
                                                    --------    ---------    ---------
Net Income and Comprehensive Income                   19,630       13,952       16,594
Preferred Dividends Declared                            (493)        (635)        (682)
                                                    --------    ---------    ---------
Net Income Available for Common Shares             $  19,137    $  13,317       15,912
                                                    ========    =========    =========
Basic Net Income Per Share (Note 8)
    Income before extraordinary loss               $   20.41    $   12.11    $   14.47
    Extraordinary loss                                 (3.01)        --           --
                                                    --------    ---------    ---------
                                                   $   17.40    $   12.11    $   14.47
                                                    ========    =========    =========
Diluted Net Income Per Share (Note 8)
    Income before extraordinary loss               $   20.13    $   11.31    $   13.50
    Extraordinary loss                                 (2.96)        --           --
                                                    --------    ---------    ---------
                                                   $   17.17    $   11.31    $   13.50
                                                    ========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                      1999        1998         1997
                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                    $  19,630    $  13,952    $  16,594
     Adjustments to reconcile net income to net cash:
        Depreciation and amortization                                 27,572       22,329       19,744

        Deferred income taxes                                          4,124        2,938        1,300

        Minority interest                                              4,140        4,304        3,070

        Equity in (income) losses of investees                          (652)         534          281

        Extraordinary loss                                             3,316           --           --

        Pension curtailment gain                                      (2,299)          --           --

        Imputed deferred compensation                                     80          200          318

        Deferred financing amortization                                  885          791          703

        Loss (gain) on sale of assets                                  1,499       (1,748)      (9,451)

     Changes in assets and liabilities:
        Increase in accounts receivable, net                         (10,694)      (2,550)      (3,140)

        Decrease (increase) in other current assets                     (484)         209         (637)

        Increase (decrease) in accounts payable                        5,236         (526)       1,157

        Increase (decrease) in accrued interest                        1,417         (896)       1,345

        Increase (decrease ) in accrued income taxes                   1,501       (2,784)       3,362

        Increase in accrued ESOP benefit cost                          1,370           --           --

        Increase in other accrued expenses                             3,570           90        1,701
                                                                   ---------    ---------    ---------

            Net cash provided by operating activities                 60,211       36,843       36,347
                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Loan to Parent                                                 (116,850)          --           --

     Repayment on loan to Parent                                       5,521           --           --

     Purchase of property, plant and equipment, net                  (33,066)     (29,592)     (22,610)

     Purchase of cable assets                                        (32,400)      (2,161)      (1,160)

     Purchase of radio assets                                         (1,171)      (7,970)     (68,649)

     Proceeds from sale of radio stations                                 --           --       26,523

     Acquisition of HCI, Inc.                                             --           --       (1,500)

     Proceeds related to exchange of cable assets                         --        3,203           --

     Increase in investments, other assets and intangible assets      (4,978)      (3,250)      (3,000)

     Other                                                                --          928           (3)
                                                                   ---------    ---------    ---------
        Net cash used by investing activities                       (182,944)     (38,842)     (70,399)
                                                                   ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                    350,000           --      100,000

     Repayment of prior debt                                        (272,600)          --           --

     Increase in revolving credit borrowings                          55,500       49,700      (53,600)

     Payment of deferred financing costs                              (8,061)          --       (1,088)

     Debt prepayment penalties                                        (2,925)          --           --

     Payments of preferred dividends                                    (493)        (635)        (682)

     Repayments of long-term debt                                         --      (42,600)     (11,250)

     Repurchase of preferred stock                                        --       (2,690)          --

     Repurchase of non-voting subsidiary common stock                    (10)          --         (325)

     Sale of non-voting subsidiary common stock                           19          444           --

     Decrease in cash overdrafts                                          --         (278)         279
                                                                   ---------    ---------    ---------

        Net cash provided by financing activities                    121,430        3,941       33,334
                                                                   ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                       (1,303)       1,942         (718)

CASH AND CASH EQUIVALENTS, January 1,                                  1,942           --          718
                                                                   ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, December 31,                            $     639    $   1,942    $      --
                                                                   =========    =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                 PREFERRED STOCK          COMMON STOCK      RETAINED EARNINGS       STOCKHOLDERS
                                               SHARES     AMOUNTS      SHARES    AMOUNTS  (ACCUMULATED DEFICIT)   EQUITY (DEFICIT)
Balance, January 1, 1997                           97    $  9,740       1,100    $ 1,100        $(29,032)             $(18,192)

     Net Income                                                                                   16,594                16,594
     Preferred dividends
         declared                                                                                   (682)                 (682)
     Repurchase of preferred stock
     Adjustment of minority
         interest value                                                                              (15)                  (15)
                                             --------    --------    --------    --------       --------              --------
Balance, January 1, 1998                           97    $  9,740       1,100    $ 1,100        $(13,135)             $ (2,295)

     Net Income                                                                                   13,952                13,952
     Preferred dividends
         declared                                                                                   (635)                 (635)
     Repurchase of preferred stock                (27)     (2,690)                                                      (2,690)
     Adjustment of minority
         interest value                                                                              869                   869
                                             --------    --------    --------    --------       --------              --------
Balance, December 31, 1998                         70       7,050       1,100       1,100          1,051                 9,201

     Net Income                                                                                   19,630                19,630
     Preferred dividends
         declared                                                                                   (493)                 (493)
     Merger of cable subsidiaries (Note 7)                                                         2,195                 2,195
     Adjustment of minority
          interest value                                                                             748                   748
                                             --------    --------    --------    --------       --------              --------
Balance, December 31, 1999                         70    $  7,050       1,100    $  1,100       $ 23,131              $ 31,281
                                             ========    ========    ========    ========       ========              ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Significant Accounting Policies

         Nature of Operations - Susquehanna Media Co. (Media) and its subsidiaries, Susquehanna Radio Corp. (SRC), Susquehanna Cable Co. (SCC), Susquehanna Data Services, Inc. (BlazeNet), Susquehanna Fiber Systems, Inc. and Media PCS Ventures, Inc. (collectively, the Company), are primarily in the businesses of radio broadcasting, cable television services, Internet services and other communications-related services. Susquehanna Fiber Systems, Inc. is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider.

     Through its subsidiaries, the Company operates radio stations in major U.S. markets and cable television systems in Pennsylvania, Maine, Mississippi, Illinois, and Indiana. Internet services are provided in Pennsylvania and Mississippi.

         Principles of Consolidation - The consolidated financial statements include the accounts of Media and its subsidiaries. All significant intercompany accounts and transactions are eliminated. All Media common stock is owned by Susquehanna Pfaltzgraff Co. (the Parent).

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Credit Risk - The Company's accounts receivable are largely from consumers and consumer businesses whose ability to pay is subject to changes in general economic conditions. Media's revenues were concentrated in the following media markets:

                                        1999    1998    1997
                                        ----    ----    ----
                  San Francisco          25%     23%     21%
                  Dallas - Fort Worth    13%     13%     14%

         Property, Plant and Equipment - These assets are stated at cost. Depreciation and amortization are computed on the straight-line method for financial statement purposes based on the following estimated useful lives:

         Buildings and improvements          -       10 to 40 years
         Equipment                           -       3 to 20 years

         Depreciation expense was approximately $16.5 million, $12.6 million and $10.8 million for the years ended December 31, 1999, 1998, and 1997 respectively.

         Asset additions and major renovations are capitalized and depreciated over their estimated useful lives. Costs of maintenance, repairs and minor renovations are charged against income.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Gains or losses on dispositions are credited to or charged against income and the related costs and accumulated depreciation are removed from the balance sheet.

         Impairment of Long-Lived Assets - When events or changes in circumstances indicate that the carrying value of an asset or group of assets may be impaired, the estimated future undiscounted pretax cash flows from the affected asset(s) are compared with carrying value to determine if an impairment loss must be recorded. No impairment losses were recognized in 1999, 1998 or 1997.

         Disclosures about Fair Value of Financial Instruments - Financial instruments include cash and cash equivalents, investments and long-term debt. The fair value of investments and cash and cash equivalents approximate their carrying values.

         Investments and Other Assets - The Company's investments of less than 20% in other entities are reported using the cost method of accounting. Investments in other entities, which are at least 20% owned, are reported using the equity method.

         Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing consolidated net income available for common shareholders by the weighted-average number of common shares outstanding for the period (1.1 million shares for the years ended December 31, 1999, 1998 and 1997). Diluted net income per share reflects the potential dilution that could occur if SRC common stock options were exercised; resulting in the issuance of additional common stock that would then share in SRC's earnings.

         Revenues - Revenues are recognized in the periods that services are provided. Radio revenues have been reported net of agency commissions. Agency commissions for the fiscal years ended December 31, 1999, 1998, and 1997 were $25.3 million, $20.2 million and $17.1 million, respectively.

         Interest - Interest paid was $27.3 million, $21.8 million, and $16.9 million for the years ended December 31, 1999, 1998, and 1997 respectively. Interest relating to construction of buildings and equipment is capitalized as part of the related asset's cost. Capitalized interest was $1 million for 1999, and $1.2 million for 1998 and $118 thousand for 1997.

         Deferred financing costs are included in Investments and Other Assets and are amortized on a straight-line basis over the repayment period of the related debt.

         Income Taxes - Income taxes are based on the liability method of accounting. Deferred income taxes reflects the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting balances at each year-end. Changes in enacted tax rates are reflected in the tax provision as they occur.

         Comprehensive Income - Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain information previously not recognized in the calculation of net income.

         New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives and hedging activities. Upon the adoption of the SFAS No. 133, all derivatives are required to be recognized in the

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

 2.  Acquisitions, Exchanges, Dispositions and Mergers

         On October 22, 1999, Susquehanna Radio Corp. purchased the assets of KIKT-FM and KGVL-AM in Greenville, Texas for $1.2 million. The Company simultaneously entered into a time brokerage agreement with a third party permitting them to operate the stations while FCC approval is pending on facility adjustments that will enhance signal coverage of another company-owned station, KKMR-FM, Dallas/Fort Worth, Texas. The purchase price has been included in Investments and Other Assets, since the station may be ultimately sold or swapped to facilitate a separate strategic acquisition.

         On January 29,1999, a Cable subsidiary purchased assets serving approximately 17,000 cable subscribers in the Hanover, Pennsylvania area for $33.4 million cash. Investments and Other Assets at December 31, 1998 included a $1 million escrowed purchase deposit.

         On November 30, 1998, a cable subsidiary exchanged assets serving approximately 6,600 subscribers in Newcastle, Maine, Warren, Maine, and New London, New Hampshire for assets serving approximately 4,500 subscribers in Woolwich, Harpswell, and Freeport, Maine plus $3.2 million cash. A gain of $3 million was recognized on the sale of assets involved in the exchange.

         On June 15, 1998, Susquehanna Radio Corp. purchased the assets of KXIL-FM and KDSX-AM in North Dallas for $3.6 million and $2.6 million respectively.

         On June 2, 1998, Susquehanna Radio Corp. purchased the assets of WABZ-FM in Albermarle, North Carolina for $1.7 million. The Company has entered into a time brokerage agreement with a third party permitting them to operate the station while awaiting FCC approval to relocate the signal closer to Charlotte, North Carolina market and ultimately sell or swap the station to facilitate a separate strategic acquisition. The purchase price has been included in Investments and Other Assets.

         On October 8, 1997, Susquehanna Radio Corp. purchased the assets of radio station KTCT-AM (formerly KOFY-AM) in the San Francisco, California area for $14.5 million.

         On September 30, 1997, a cable subsidiary acquired assets serving approximately 970 subscribers in Warren, Maine for $1.2 million cash. Assets serving approximately 1,700 subscribers in New London and Wilmot, New Hampshire were acquired for $2.2 million as of February 1, 1998.

         On July 14, 1997, a radio subsidiary purchased the assets of WGLD-FM in Indianapolis, Indiana for $4.3 million cash.

         On July 7, 1997, Susquehanna Radio Corp. purchased the assets of KSAN-FM in San Francisco, California for $44.5 million cash.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Susquehanna Radio Corp. purchased the assets of WHMA-AM/FM, licensed to Anniston, Alabama for $15.3 million on May 22, 1997. If the Company is permitted to relocate the FM transmitting facilities within the next six years, the WHMA-AM/FM purchase agreement provides for an additional payment to the sellers of up to $20 million. It is not possible to determine whether relocation will be approved or to estimate any additional cost at this time. Any payment would be added to the cost basis of the station's Federal Communication Commissions License.

         On June 10, 1997, Susquehanna Radio Corp. exchanged its Norfolk, Virginia radio stations and $5 million cash for WVAE-FM in Cincinnati, Ohio. This transaction was treated as an exchange, and accordingly, the cost basis of the assets received were increased by $5 million. The $5 million was allocated to the FCC license. The station's call letters were changed to WMOJ-FM.

         All acquisitions during the years ended December 31, 1999, 1998 and 1997 have been accounted for as purchases. The results of their operations have been included in the Consolidated Statements of Income since acquisition. The Company has allocated the costs of purchased assets, at their fair market values, as follows (in thousands):

                                            1999       1998       1997
                                            ----       ----       ----
     Radio
          Property, plant and equipment   $     --        630   $  1,648
          Investments and other assets       1,171      1,703         --
          Intangible assets                     --      5,637     98,501
                                          --------   --------   --------
             Total                        $  1,171      7,970   $100,149
                                          ========   ========   ========

     Cable
          Property, plant and equipment   $  9,566      1,328   $     --
          Intangible assets                 23,834        834      1,160
                                          --------   --------   --------
             Total                        $ 33,400      2,162   $  1,160
                                          ========   ========   ========
         For disclosures related to the Consolidated Statements of Cash Flows, acquired intangibles and property, plant and equipment of $2.0 million in 1998 were non-cash items.

         Susquehanna Cable Co., and its subsidiaries are involved in an extensive phased rebuilding of its distribution systems. Assets replaced in the rebuilt phases were retired and related losses of $1.4 million in 1999, $1.2 million in 1998 and $0.7 million in 1997 were recognized.

         On May 22, 1997, a radio subsidiary purchased the assets of KBYA-FM, licensed to Carson City, Nevada for 15.1 million. On November 26, 1997, the radio subsidiary sold the assets of KBYA-FM for 15.9 million. A $0.7 million gain, net of selling expenses, was recognized.

         On April 18, 1997, Susquehanna Radio Corp. sold the assets of WARM-AM and WMGS-FM for $10.6 million cash. A gain of $9.8 million was recognized on the sale.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       Long-Term Debt
                                                  1999       1998
                                                  ----       ----

     Long-term debt includes (in thousands):
         8.5% Senior Subordinated Notes         $150,000   $     --
         Term Loan "A"                           100,000         --

         Term Loan "B"                           100,000         --

         Revolving Credit Commitment              55,500         --
         Reducing Revolver Commitment                 --    126,100
         Term Loan                                    --    100,000
         8.61% Senior Notes, Series A                 --     19,500

         8.41% Senior Notes, Series B                 --     19,500

         11.15% Senior Notes, Series C                --      7,500
         Other                                       121        176
                                                --------   --------
                                                 405,621    272,776

         Less amounts payable within one year         59     12,054
                                                --------   --------

                                                $405,562   $260,722
                                                ========   ========

         On May 12, 1999, the Company sold $150.0 million of 8.5% Senior Subordinated Notes due in 2009. Proceeds to the Company totaled $145.0 million. Interest is payable semi-annually. The Notes' fair value at December 31, 1999 was $144.0 million.

         On May 12, 1999, the prior Term Loan and Reducing Revolver Commitment were replaced by a new $450.0 million Senior Secured Credit Facility with a group of banks. The new facility's Revolving Credit Commitment allows the Company to borrow up to $250.0 million. The revolving loans begin reducing in 2002 and mature in 2007. The Company has utilized two $100.0 million Term Loan commitments that begin amortizing in 2002 and mature in 2007 and 2008. Both the Revolving Credit Commitment and Term Loans bear interest priced at the LIBOR rate plus an applicable margin based on certain ratios. The average interest rate on the Revolving Credit Commitment was 7.63% at December 31, 1999. The interest rate on Term Loan "A" was 7.47% and the interest rate on Term Loan "B" was 9.00% at December 31, 1999. Interest is payable quarterly or on maturity of a LIBOR-based tranche.

         The interest rate on the prior Term Loan was 6.98 % at December 31, 1998. The interest rate on the prior Reducing Revolver Commitment was 6.74% at December 31, 1998.

         The 8.61% Series A, 8.41% Series B and 11.15% Series C Senior Notes with insurance companies were repaid on April 16, 1999 along with a prepayment premium of $2.9 million.

         The banks have collateralized interests in certain FCC licenses and stock pledges from shareholders of the Company and its subsidiaries. The banks are further collateralized by a first lien

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     on all assets (tangible and intangible) of the Company and its subsidiaries excluding realty and vehicles. The Company has agreed to maintain debt coverage and financial ratios at prescribed levels. The Company has further consented to restrict payment of common stock dividends, investment transactions with affiliates, ownership changes, sale of assets and issuance of additional debt.

         Coincident with the repayment of prior long-term debt, the Company incurred an extraordinary loss, net of a $2.2 million tax benefit, for payment of prepayment premiums and the write-off of $2.6 million in unamortized deferred financing costs.

         Derivative financial instruments are used solely to limit interest rate exposure on certain debt and are not used for trading purposes. The Company has two interest rate collar agreements expiring in 2001 with an aggregate notional amount of $50 million. The effect of these agreements limits the interest rate exposure on the notional amount to between 7.5% and 8%, plus an applicable margin. No income or loss has been recognized related to these instruments.

     The non-current portion of long-term debt matures in the following years (in thousands):

     2001   $     62   2006   $ 50,500
     2002      8,750   2007     89,875
     2003     17,000   2008     47,375
     2004     21,000   2009    150,000
     2005     21,000

4.  Income Taxes

         The provision for income taxes is summarized as follows for the years ended December 31, (in thousands):

                                    1999       1998      1997
                                   ------     ------    ------
     Current
          Federal                 $11,195    $ 8,637   $ 9,756
          State                     2,726      2,946     2,977
                                   ------     ------    ------

             Total current         13,921     11,583    12,733
                                   ------     ------    ------
     Deferred
          Federal                   4,393      2,671     1,073
          State                      (270)       269       227
                                   ------     ------    ------

             Total deferred         4,123      2,940     1,300
                                   ------     ------    ------

     Provision for Income Taxes   $18,044    $14,523   $14,033
                                   ======     ======    ======

         Cash taxes paid for the years ended December 31, 1999, 1998, and 1997 were approximately $14.1 million, $14.5 million and $10.4 million respectively.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company is included in the consolidated federal income tax return of its Parent. The Company's tax provision is computed on a separate return basis. Losses used in the consolidated return may reduce the Company's tax payments on a pro rata basis.

         Significant temporary differences giving rise to the Company's deferred tax assets and liabilities include depreciation, amortization, and pension funding.

          Reconciliations of the difference between the U.S. statutory income tax rate and the effective book income tax rate follow:

                                                    1999     1998    1997
                                                    ----     ----    ----

     U.S. statutory rate                            35.0%    35.0%   35.0%
     State income taxes, net of
         Federal income tax benefit                  3.5      6.4     6.2
     Non-deductible amortization and expenses        1.2      1.5     1.2
     Other                                           0.3      1.4    (0.8)
                                                    ----     ----    ----
     Effective book income tax rate                 40.0%    44.3%   41.6%
                                                    ====     ====    ====

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 1999 and 1998, deferred tax assets and liabilities resulted from the following temporary differences (in thousands):

                                                           1999     1998
                                                        -------- --------
     Deferred tax assets:
          Allowance for bad debts                        $   169  $    85
          Investments in partnerships                        134      295
          Self insurance                                     122      130
          Liabilities not recognized for tax purposes        141      220
          Stock option benefits/deferred compensation        488      485
          Deferred revenues                                  420      651
                                                        -------- --------
     Total deferred tax assets                             1,474    1,866
                                                        -------- --------
     Deferred tax liabilities:
          Pension benefits                                 1,663      656
          Book/Tax basis differences -tangible assets
                                                          19,445   18,331
          Book/Tax basis differences -intangible assets   16,435   15,407
          Investments in partnerships                      1,711    1,326
          Other liabilities                                  201        3
                                                        -------- --------
     Total deferred tax liabilities                       39,455   35,723
                                                        -------- --------
     Net deferred tax liabilities                       $ 37,981 $ 33,857
                                                        ======== ========

 5.  Intangible Assets

     Intangible assets at cost are comprised of the following (in thousands):

                                           1999       1998
                                         --------   --------
     Federal Communications Commission
          licenses                       $157,757   $157,480
     Cable franchise values                92,071     68,858
     Goodwill                              11,468     11,417
     Cable subscriber lists                 5,154      5,154
     Favorable leases                       3,497      3,497
     Going concern and other values        11,613     10,364
                                         --------   --------
                                          281,560    256,770
     Accumulated Amortization              66,435     55,128
                                         --------   --------
                                         $215,125   $201,643
                                         ========   ========

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Cable franchise values and cable subscriber lists are being amortized through 2014 and 2003, respectively. Favorable leases and covenants not-to-compete are amortized according to the life of the agreements. Federal Communications Commission (FCC) licenses, going concern values and goodwill are amortized over periods of up to 40 years. Most intangible assets are being amortized using the straight-line method. Amortization for the years ended December 31, 1999, 1998, and 1997 was approximately $11.0 million $9.7 million and $9.6 million, respectively.

6.  Investments and Other Assets

         KNBR, Inc., a subsidiary, is a limited partner in San Francisco Baseball Associates L.P. In July 1998, KNBR, Inc. entered into a rights agreement that extends radio station KNBR-AM's right to broadcast Giants' baseball games through the 2004 baseball season. An $800 thousand contract fee was paid at signing. The agreement requires annual rights payments ranging from $4.8 million in 1999 to $6 million in 2004. KNBR, Inc. expensed rights payment of $4.8 million, $4 million and $4.6 million during the 1999, 1998, and 1997 baseball seasons, respectively.

         A subsidiary is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider. Capital contributions of $1.3 million, $2.3 million and $3 million were made during the years ended December 31, 1999, 1998 and 1997, respectively.

         Unamortized deferred financing costs were $7.1 million at December 31, 1999 and $2.8 million at December 31, 1998.

 7.  Stockholders' Equity

         Certain minority interests are valued using a contractual formula, which differs from a pro-rata valuation. Accordingly, the contractual value is used to determine the liability and any adjustment to the pro-rata amount is charged or credited to stockholders' equity. Other minority interest expense recognized in the income statement is also adjusted for subsidiaries with a stockholders' deficit.

         On August 1, 1999, two Cable subsidiaries merged with two other Cable subsidiaries. These mergers had no impact on the Company's results of operations. The mergers of a subsidiary with stockholders' deficit into a subsidiary with stockholders' equity resulted in a $2.2 million decrease in minority interests and a corresponding increase in consolidated stockholders' equity.

         On October 21, 1998, the Company repurchased and retired $2.7 million of preferred stock at par.

         SRC maintains an Employee Stock Plan to compensate certain key employees who may purchase SRC Class "B" non-voting common stock at a formula value based on stockholders' equity and earnings. With each share purchased, participants receive options to purchase two additional shares at the same formula value. Options expire ten years and one month after the grant date. Total shares and options offered may not exceed 400,000 shares. Options awarded are subject to settlement in cash. Shares are subject to repurchase by SRC, generally at formula value, which is determined annually in accordance with the Plan Agreement. The Plan's transaction year is April 1 through March 31. Although SRC may modify, suspend, or terminate the Plan at any time, previously offered purchase rights or options are not subject to change.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Option activity in the SRC Employee Stock Plan was as follows:


                                       Shares     Option Price
                                       ------     ------------
     Balance  as December 31, 1996    142,216    $1.26 - $9.54
            Granted                    20,688            $14.24
            Exercised                 (68,040)   $1.26 - $14.24
                                      -------
     Balance at December 31, 1997      94,864    $1.26 - $14.24

     Balance  as December 31, 1997     94,864    $1.26 - $14.24
            Granted                    22,440            $18.82
            Exercised                 (44,944)   $1.26 - $14.24
                                      -------
     Balance at December 31, 1998      72,360    $1.26 - $18.82
                                      -------

     Balance  as December 31, 1998     72,360    $1.26 - $18.82
            Granted                         0                --
            Exercised                  (2,328)   $1.60 - $18.82
                                      -------
     Balance at December 31, 1999      70,032    $1.60 - $18.82
                                      -------

                              1999   1998    1997     1996
                              ----   ----    ----     ----
     Total compensation
     expense (in thousands)   $ 80   $203    $318     $678
     Risk free rate           N/A    5.73%   6.88%    6.35%

         An expected duration of six years, no expected dividends and no volatility were used as factors in determining the compensation expense recognized for options granted and not immediately exercised.

         On April 2, 1997, SRC repurchased 29,820 shares of Class "B" non-voting common stock at the formula share price of $18.82 from its former president. The approximately $499,000 excess of formula share price over issue cost was charged to minority interests.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 8.  Basic and Diluted Net Income Per Share

         The following table provides a reconciliation of the computation from basic to diluted net income per share (in thousands, except for per share data):

                                                       1999        1998        1997
                                                     --------    --------    --------
      Income before extraordinary loss               $ 22,946    $ 13,952    $ 16,594
      Extraordinary loss                               (3,316)         --          --
                                                     --------    --------    --------
      Net income                                       19,630      13,952      16,594
      Preferred dividends declared                       (493)       (635)       (682)
                                                     --------    --------    --------

      Basic net income available for common
      shares                                           19,137      13,317      15,912
      Dilutive effect of potential issuance of SRC
      common stock                                       (248)       (877)     (1,062)
                                                     --------    --------    --------
      Dilutive net income available for common
      shares                                         $ 18,889    $ 12,440    $ 14,850
                                                     ========    ========    ========

     Basic and diluted weighted-average shares          1,100       1,100       1,100
                                                     ========    ========    ========

     Basic net income per common share
         Income before extraordinary loss            $  20.41    $  12.11    $  14.47
          Extraordinary loss                            (3.01)         --          --
                                                     --------    --------    --------
                                                     $  17.40    $  12.11    $  14.47
                                                     ========    ========    ========
     Diluted net income per common share
          Income before extraordinary loss           $  20.13    $  11.31    $  13.50
          Extraordinary loss                            (2.96)         --          --
                                                     --------    --------    --------
                                                     $  17.17    $  11.31    $  13.50
                                                     ========    ========    ========

 9.  Employee Benefits

         Full-time employees of the Company and its subsidiaries are covered by the Susquehanna Pfaltzgraff Co. Pension Plan (the Plan), a noncontributory qualified defined benefit pension plan. Benefits under the Plan are based on employees' years of service and earnings over part or all of their careers through April 1999. The Company's funding policy is to make contributions, as required by various regulations, not to exceed the maximum amounts deductible for federal income tax purposes. Plan assets, primarily listed bonds and stocks, are held by independent trustees.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The funded status of the Plan at December 31, was as follows (in thousands):


                                                                  1999                1998
                                                                  ----                ----
Benefit obligation, beginning of year                      $    31,876           $   26,503
     Service cost                                                    -               1,838
     Interest cost                                               1,744               1,798
     Actuarial (gains) losses                                   (3,150)              2,621
     Curtailments                                               (5,890)                  -
     Plan amendments                                               798                   -
     Benefits paid                                              (1,026)               (884)
                                                                -------               -----

Benefit obligation, end of year                                 24,352              31,876
                                                                -------             ------

Fair value of plan assets, beginning of year                    35,730              32,247
     Actual return on plan assets                                5,329               3,627
     Employer contributions                                          -                 740
     Benefits paid                                              (1,026)               (884)
                                                                -------               -----

Fair value of plan assets, end of year                          40,033              35,730
                                                               -------             ------

Excess of fair value of plan assets over
     benefit obligation at end of year                          15,681               3,854

     Unrecognized net actuarial gain                            (9,377)             (3,386)
     Unrecognized prior service costs                              754               1,276
     Unrecognized transition asset                                  --                 115
                                                                    --                ---

Prepaid pension cost at December 31,                    $        7,058          $    1,859
                                                                ======              =====

The Plan's net pension costs for the years ended December 31, included the following components (in thousands):

                                               1999          1998        1997
                                               ----          ----        ----

     Service cost                         $     230   $     1,838    $  1,538
     Interest cost                            1,744         1,798       1,599
     Expected return on plan assets          (2,719)       (2,393)     (2,038)
     Amortization of net asset                    4            13          13
     Amortization of prior service cost         (41)          147         146
                                                ----         ----         ---

     Net periodic pension cost            $    (782)  $     1,403    $  1,258
                                               =====        =====       =====

         The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 7.25% and 6.5% for 1999 and 1998, respectively. The assumed rate of

                    SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     increase in future compensation levels was 5.0% for 1999 and 1998. The expected long-term rate of return on Plan assets was 9% for both 1999 and 1998.

         On March 19,1999, the Parent's Board of Directors approved a cessation of benefit accruals under the Plan effective April 30, 1999. Based on an independent actuary's calculations, the Company was allocated a $2.3 million curtailment gain related to the Plan.

         Negative pension cost recognized for the year ended December 31, 1999 was $219 thousand. Pension expense allocated to the Company for the year ended December 31, 1998 was $1 million. Included in the Company's other assets are prepaid pension costs of $3.1 million and $411 thousand at December 31, 1999 and 1998.

         On March 19, 1999, the Parent's Board of Directors approved creation of an Employee Stock Ownership Plan (ESOP) for Susquehanna Pfaltzgraff Co. Full-time employees participate in the ESOP. ESOP expense of $6.4 million was recorded for the year ended December 31, 1999. On May 12, 1999, the Company made a $116.9 million twenty-year loan to its Parent at a 6% interest rate. Loan proceeds were used to fund the Parent's ESOP. Principal and interest payments are receivable annually in December. On December 30, 1999, the Parent paid the Company $10 million.

         The Parent also sponsors a defined contribution (401k) plan, which covers all full-time employees. The plan matches 75% of the first 2% of salary contributed by a participant. The Company contributed approximately $590 thousand and $446 thousand to the plan for the years ended December 31, 1999 and 1998, respectively.

10.  Lease Commitments

         Rental expense for operating leases was $4.6 million, $4.5 million and $3.5 million for the years ended December 31, 1999, 1998, and 1997, respectively.

         Annual aggregate minimum rental commitments under non-cancelable operating leases are as follows (in thousands of dollars):

                   2000    $3,677      2003                    $2,675
                   2001     3,202      2004                     2,724
                   2002     2,735      2005 and beyond          9,891

                    SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     11.  Related Parties

         The Company purchases management services, office space and administrative services from related parties, primarily its Parent. Included in general and administrative expenses for the years ended December 31, are charges for (in thousands):



                                                            1999           1998        1997
                                                            ----           ----        ----
Management fees                                          $   2,846   $    2,722      $  2,566
Accounting, internal audit and tax services                    630          589           498
Human resources                                              1,119          863           824
Treasury                                                       354          270           262
Occupancy, vehicle rentals and
    administrative services                                    857          815           608
                                                               ----         ---           ---

                                                         $   5,806   $    5,259      $  4,758
                                                             =====       ======      ========


         Expenses are allocated based on the Parent's best estimates of proportional or incremental costs, whichever is deemed more appropriate in the circumstances. In management's opinion, expenses shown in the financial statements approximate expenses on a stand-alone basis.

12.  Contingencies and Commitments

         Susquehanna Radio Corp. purchased the assets of WHMA-AM/FM, licensed to Anniston, Alabama for $15.3 million on May 22, 1997. If SRC is permitted to relocate the FM transmitting facilities within six years of acquisition, the purchase agreement provides for an additional payment to the seller of up to $20 million. It is not possible to determine whether relocation will be approved or to estimate any additional cost at this time.

         An unrelated cable television Multiple System Operator (MSO) purchased a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Susquehanna Cable Co.'s cable television operating subsidiaries in 1993. On January 18, 2000, the MSO was acquired by an unrelated company. Management believes cable programming formerly acquired through the MSO will cost approximately $1.7 million more in 2000 than expected due to the change in ownership.

         The MSO may offer to purchase the Company's interest in its cable television operations. The Company must either accept or reject an offer within sixty days. If the Company rejects the offer, the MSO may require the Company to repurchase the MSO's holdings at the offer price plus a fee equal to 3% of the MSO's $25 million investment, compounded annually from 1993.

         If the MSO does not offer to purchase the Company's cable television operations by May 28, 2000, the Company may elect to pay the MSO a fee equal to 1-1/2% of the MSO's $25 million investment compounded annually from 1993 and avoid any further fee obligation. No liability has been recorded due to the uncertainty of future events.

         On April 22, 1999, the MSO was granted a three year "Put Right". After an eighteen-month holding period (beginning May 12, 1999), the MSO may require the Company to repurchase its

                    SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       ownership interest at a price to be determined by independent appraisers. The "Put Right" may not be exercised if exercise would create default under certain debt agreements. If the "Put Right" is exercised, the Company may, at its sole discretion and in lieu of acquiring the MSO's ownership interests, sell Cable and pay the MSO its pro-rata share of net proceeds.

         The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.

13.  Segments

         The Company's four business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments: Radio, Cable, and Other. Other includes Internet revenues.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business units.

         Segment information for the years ended December 31, 1999, 1998, and 1997 was as follows (in thousands):

                   SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    RADIO         CABLE         OTHER       CONSOLIDATED
FOR THE YEAR ENDED DECEMBER 31, 1999
Operating income                                $     51,866       $  15,225   $         957   $      68,048
Interest expense, net                                  6,310          11,802          10,461          28,573
Depreciation and amortization                          7,965          19,048             559          27,572
Income (loss) before income taxes, and
    extraordinary loss and minority interests         47,212           2,290          (4,372)         45,130
Provision (benefit) for income taxes                  18,531           1,024          (1,511)         18,044
Identifiable assets                                  222,462         177,797         125,883         526,142
Capital expenditures                                   3,400          28,375           1,291          33,066

FOR THE YEAR ENDED DECEMBER 31, 1998
Operating income (loss)                         $     34,406          16,945   $        (148)  $      51,203
Interest expense, net                                  8,210           9,390           2,906          20,506
Depreciation and amortization                          7,281          14,609             439          22,329
Income (loss) before income taxes
    and minority interests                            27,062           9,447          (3,730)         32,779
Provision (benefit) for income taxes                  11,928           3,907          (1,312)         14,523
Identifiable assets                                  211,842         135,927           7,372         355,141
Capital expenditures                                   7,727          20,737           1,128          29,592

FOR THE YEAR ENDED DECEMBER 31, 1997
Operating income (loss)                         $     27,991          15,161   $        (442)  $      42,710
Interest expense, net                                  5,852          10,626           2,412          18,890
Depreciation and amortization                          5,542          13,949             253          19,744
Income (loss) before income taxes
    minority interests                                33,207           3,848          (3,358)         33,697
Provision (benefit) for income taxes                  13,385           1,789          (1,141)         14,033
Identifiable assets                                  201,527         128,433           3,516         333,476
Capital expenditures                                   6,994          12,667           2,949          22,610


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our by-laws provide that the number of directors shall not be less than three nor more than seven and may be fixed from time to time by resolution of our board of directors. Our board is currently comprised of six directors. All members of our board of directors are elected annually by our parent, Susquehanna Pfaltzgraff.

         The following table sets forth certain information with respect to our directors and executive officers and other key employees:

NAME                           AGE       POSITION(S)
----                           ---       -----------
Louis J. Appell, Jr.           75        Chairman of the Board of Directors,
Peter P. Brubaker              53        Director, Chief Executive Officer and
                                         President
Craig W. Bremer                51        Director, Secretary and General Counsel
William H. Simpson             58        Director
John L. Finlayson              58        Director and Vice President
Alan L. Brayman                48        Treasurer
David E. Kennedy               47        Director and Vice President
James D. Munchel               45        President and Chief Operating Officer of
                                         Susquehanna Cable

         Louis J. Appell, Jr. is the Chairman of the Board of Directors of Susquehanna Media, a position he has held since 1993. He is also Director, President and Chief Executive Officer of Susquehanna Pfaltzgraff. He has over fifty years of experience in the communications industry. Mr. Appell holds a BA degree from Harvard College.

         Peter P. Brubaker is a Director, the Chief Executive Officer and President of Susquehanna Media. He has been a director and officer of Susquehanna Media since 1993. Prior to 1995, Mr. Brubaker was Vice President/Finance of Susquehanna Pfaltzgraff. He joined Susquehanna Pfaltzgraff in 1977 and assumed responsibility for the cable operations in 1979. He holds a BA degree from Wesleyan University and an MBA degree from the Harvard Business School. Mr. Brubaker serves as a director of the National Cable Television Association.

         Craig W. Bremer is a Director and the Secretary and General Counsel of Susquehanna Media, positions he has held since 1993. He is also the Secretary of Susquehanna Pfaltzgraff. Mr. Bremer has been employed by Susquehanna Pfaltzgraff since 1978. Prior to joining Susquehanna Pfaltzgraff, Mr. Bremer was an associate with the law firm of Beckley & Madden, Harrisburg, Pennsylvania. He holds a JD degree from Dickinson School of Law and is a member of the Pennsylvania Bar. He earned a BS degree in History from Washington & Lee University.

         William H. Simpson is a Director of Susquehanna Media and has served as such since 1993. He has been employed by Susquehanna Pfaltzgraff or an affiliated corporation since 1971 and was promoted to his current position as President of The Pfaltzgraff Co. in 1988. He was formerly Vice President and General Counsel of Susquehanna Pfaltzgraff from 1971 to 1981. Mr. Simpson is a graduate of the United States Air Force Academy and Harvard Law School.

         John L. Finlayson is a Director and Vice President of Susquehanna Media and the Chief Financial Officer of Susquehanna Pfaltzgraff, where he has been employed since 1978. He has been a Vice President of Susquehanna Media since 1993. Prior to 1978, Mr. Finlayson was an audit manager with Arthur Andersen & Co. He is a CPA and a graduate of Franklin and Marshall College.

         Alan L. Brayman is the Treasurer of Susquehanna Media. He is also Vice President, Treasury Operations, of Susquehanna Pfaltzgraff. Mr. Brayman joined Susquehanna Media in February 1998. Prior to that, he was a principal of Global Treasury Solutions from 1996 through January 1998. Mr. Brayman was also Assistant Treasurer and an officer of VF Corporation, an apparel manufacturer, from January 1993 to December 1995. Prior to that, Mr. Brayman was employed by Armstrong World Industries Inc., a diversified manufacturer, from 1973 to 1992, where he was Assistant Treasurer. Mr. Brayman is a graduate of the University of Delaware and has an MBA from Shippensburg University.

         David E. Kennedy is a Director and a Vice President of Susquehanna Media. He has also been President of Susquehanna Radio since 1993. Mr. Kennedy joined the radio group in 1973 as an on-air personality of its former Toledo, Ohio station. He has held positions in programming, planning and research during his career. Mr. Kennedy is a graduate of the University of Toledo and holds masters and doctoral degrees from Bowling Green State University. He serves as a director of the Radio Advertising Bureau and as a director of the National Association of Broadcasters.

         James D. Munchel is the President and Chief Operating Officer of Susquehanna Cable. Mr. Munchel oversees the operations of all Susquehanna Cable systems. He joined a predecessor of Susquehanna Media in 1981 and was promoted to General Manager of the York cable system in 1986. Mr. Munchel was promoted to his current position in 1999. He is a graduate of Shippensburg University.

ITEM 11.      EXECUTIVE COMPENSATION

       Susquehanna Media does not compensate its directors for services provided in that capacity.

       Susquehanna Media has no employees. All of the executive officers of Susquehanna Media are also executive officers of Susquehanna Pfaltzgraff,(our parent company). Susquehanna Pfaltzgraff paid all compensation of Susquehanna Media's executive officers under a management agreement between Susquehanna Media and Susquehanna Pfaltzgraff. Under that agreement, Susquehanna Media pays a fee to Susquehanna Pfaltzgraff for executive office space, services of the legal department and management services, including compensation for the services rendered to Susquehanna Media by the executive officers of Susquehanna Pfaltzgraff. Under the agreement, Susquehanna Media paid a management fee in the amount of $2.8 million in 1999. As executive officers of Susquehanna Pfaltzgraff, the executive officers of Susquehanna Media will continue to render services to Susquehanna Pfaltzgraff and its other subsidiaries in addition to Susquehanna Media.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SUSQUEHANNA MEDIA CO.

         We have the authority under our charter to issue 1,100,000 shares of common stock, par value $1.00 per share, and 110,000 shares of 7% cumulative preferred voting stock, par value $100.00 per share. We currently have outstanding 1,100,000 shares of common stock and 70,499.22 shares of preferred stock. The holders of our preferred stock are entitled to an annual cumulative preferential dividend of $7.00 per share. After payment of the preferred stock dividend, holders of our preferred stock do not participate in dividends on our common stock. In the event of a liquidation of our company, our preferred stockholders are entitled to a $100.00 liquidation preference and any accrued and unpaid preferred stock dividends. Thereafter, only common stockholders are entitled to distributions. Our preferred stock is not convertible into our common stock. The holders of our preferred stock and common stock vote together as one class on all matters voted upon by our stockholders. Both classes receive one vote per share.

         All of the outstanding common stock of Susquehanna Media is owned by our parent, Susquehanna Pfaltzgraff. The following table sets forth certain information regarding the beneficial ownership of our preferred stock as of December 31, 1999 by:

o        each of our directors and executive officers;
o        all of our directors and executive officers as a group; and
o each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding preferred stock.

         Unless otherwise indicated, each person has sole voting and investment power with respect to the preferred shares shown as beneficially owned by such person.

                                                      Share Benefically Owned
                                                      -----------------------
           Name Of Beneficial Owner                  Number           Percent
Directors and Executive Officers
Louis J. Appell, Jr. (1)                               5,095.98           7.2%
Peter P. Brubaker                                        793.77           1.1%
Craig W. Bremer                                              --            --
William H. Simpson                                           --            --
John L. Finlayson                                            --            --
Alan L. Brayman                                              --            --
David E. Kennedy                                             --            --
All directors and executive officers as a
group (7 persons)                                      5,889.75           8.3%
Other 5% Holders
Louis J. Appell, III (2)                               7,513.71          10.7%
Helen F. Appell, II (3)                                7,513.71          10.7%
Barbara F. Appell (4)                                  7,513.71          10.7%
Walter M. Norton (5)                                  32,085.41          45.5%

--------------------
(1) Shares held by Louis J. Appell, Jr. and Josephine S. Appell, as trustees of the Louis J. Appell, Jr. revocable trust. Address is 140 East Market Street, York, PA 17401.

(2)      Address is 1331 Via Colonna Terrace, Davis, CA 95616.

(3)      Address is 1700 Powder Mill Road, York, PA 17403.

(4)      Address is 306 West Princess Street, York, PA 17404.

(5)      Of these shares, (a) 8,324.26 are held jointly with Helen A. Norton;
         (b) 5,109.81 are held individually; (c) 277.48 are held by Helen A. and Walter M. Norton as trustees of the Helen A. Norton revocable trust; and (d) 18,373.86 are held in trust by Walter M. Norton. Address is 126 Skassen Lane, Harpswell, ME 04079.

     SUSQUEHANNA PFALTZGRAFF

         Susquehanna Pfaltzgraff Co. (Susquehanna Pfaltzgraff) has the authority under its charter to issue 40,000,000 shares of common stock, par value $.01 per share, 50,000,000 shares of ESOP common stock, par value $.01 per share, and 10,000,000 shares of Class A nonvoting common stock, par value $.01 per share. We currently have outstanding 18,251,601 shares of common stock, 6,702,146 shares of ESOP common stock and 2,301,955 shares of Class A nonvoting common stock. The holders of the ESOP common stock are entitled to an annual cumulative preferential dividend of approximately $1.05 per share. After payment of the ESOP common stock dividend, the ESOP common stock, the common stock and the Class A nonvoting common stock share equally and ratably on a share for share basis in dividends. In the event of a liquidation of Susquehanna Pfaltzgraff, the holders of ESOP common stock are entitled to the payment of all accrued and unpaid dividends before any distributions to holders of common stock or Class A common stock. Thereafter, all three classes of stock share in distributions on a pro rata basis. Except as required by law, the holders of Class A nonvoting common stock have no voting rights. Each share of common stock and ESOP common stock is entitled to one vote on all matters submitted to a vote of stockholders.

         The following table sets forth certain information regarding the beneficial ownership of Susquehanna Pfaltzgraff's common stock, ESOP common stock and Class A nonvoting common stock as of December 31, 1999 by:

o        each of our directors and executive officers;

o        all of our directors and executive officers as a group; and

o each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding common stock.

         Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.




                                             Percentage    Number of    Percentage   Number of
                                Number of        of          Esop       of Esop       Class A      Percentage
                                  Common       Common       Common       Common        Common        of Class A
                                  Shares       Shares       Shares       Shares        Shares       Common Shares      Total
                               Beneficially Beneficially Beneficially  Beneficially   Beneficially  Beneficially      Voting
   Name of Beneficial Owner       Owned        Owned        Owned        Owned          Owned         Owned           Power
   ------------------------    ------------  ----------   ----------    ----------    -----------   -----------       ------
Directors and Executive
Officers
Louis J. Appell, Jr. (1)            --           --           --            --      1,252,900        54.4%             --
William H. Simpson (1)              --           --           --            --       426,085         18.5%             --
Peter B. Brubaker (1)               --           --           --            --       311,485         13.5%             --
John L. Finlayson (1)               --           --           --            --       311,485         13.5%             --
Craig W. Bremer (1)                 --           --           --            --
Alan L. Brayman (1)                 --           --           --            --
David E. Kennedy (1)                --           --           --            --
Officers and directors as a         --           --           --            --      2,301,955         100%             --
group (7 persons)
Other 5% Holders
Louis J. Appell Trusts (2)      16,824,300     92.2%          --            --           --             --           67.4%
Susquehanna Pfaltzgraff ESOP (3)    --           --        6,702,146      100.0%         --             --           26.9%

--------------------
(1)      All addresses are 140 East Market Street, York, PA 17401.

(2) Includes shares held as follows: (a) Louis J. Appell residuary trust for the benefit of Louis J. Appell, Jr. (5,861,800 shares); (b) Louis
         J. Appell residuary trust for the benefit of Helen A. Norton (5,968,900 shares); and (c) Louis J. Appell residuary trust for the benefit of George N. Appell and his descendants (4,993,600 shares). Addresses for each trust are 140 East Market Street, York, PA 17401.

(3) Held of record by State Street Bank and Trust Co., as trustee of the Susquehanna Pfaltzgraff Co. Employee Stock Ownership Plan. Address is P.O. Box 1521, Boston, MA 02104-9818.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     RELATED PARTY TRANSACTIONS

         Susquehanna Pfaltzgraff, our parent company, provides us with management services, executive office space and services of the legal department. Under an agreement between Susquehanna Pfaltzgraff and us, we paid a management fee for such services in 1999 in the amount of $2.8 million. Susquehanna Pfaltzgraff also provides us, at cost, accounting and tax services, human resources services, treasury services and administrative services. For such services in 1999, we paid Susquehanna Pfaltzgraff an aggregate of $2.4 million. Expenses are allocated based on the parent's best estimates of proportional or incremental cost, whichever is deemed more appropriate in the circumstances.

         Certain direct and indirect subsidiaries of Susquehanna Media lease three office properties and one broadcast tower under lease agreements with L.A.B. Realty Company. The aggregate amount paid to LAB under such agreements in 1999 was approximately $353,000. LAB is owned directly and indirectly by Louis
J. Appell, Jr., Chairman of Susquehanna Media, his siblings, certain members of their families and trusts of which such persons or members of their families are trustees or beneficiaries. Mr. Appell and John L. Finlayson are officers and directors of both LAB and Susquehanna Media. Craig W. Bremer is an officer of LAB and an officer and director of Susquehanna Media.

         An indirect subsidiary of Susquehanna Media leases vehicles and equipment from Queen Street Leasing. Susquehanna Radio leases a studio property from G-III Partners. We paid Queen Street Leasing and G-III Partners approximately $57,000 and $178,000, respectively, in 1999 under such leases. Queen Street Leasing and G-III Partners are limited partnerships owned directly and indirectly by Mr. Appell, his siblings, certain members of their families and trusts of which such persons or members of their families are trustees or beneficiaries.

         Susquehanna Media and certain of its subsidiaries have entered into a Tax Sharing Agreement with Susquehanna Pfaltzgraff, The Pfaltzgraff Co. and certain subsidiaries of The Pfaltzgraff Co. for the payment of federal income taxes on a consolidated basis. The Tax Sharing Agreement establishes a method for the computation, collection and payment of taxes by Susquehanna Pfaltzgraff and the contribution to such payment by Susquehanna Media and The Pfaltzgraff Co.

         Upon completion of the 1999 offering of senior subordinated notes, we loaned $116.9 million to Susquehanna Pfaltzgraff, which it then loaned to its newly formed employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase approximately $116.9 million of Susquehanna Pfaltzgraff Co.'s common stock from trusts for the benefit of Mr. Appell, his siblings and certain members of their families. Our employees participate in the employee stock ownership plan. The loan to Susquehanna Pfaltzgraff Co. matures on December 30, 2018 and bears interest at a per annum rate of 6.0%. We expect the loan to be repaid in annual installments of principal and interest. Related interest income was $4.5 million in 1999.

         Susquehanna Media has outstanding 70,499.22 shares of voting preferred stock, $100 par value per share. The holders of the preferred stock are entitled to a cumulative annual dividend of 7.0%. The total amount of dividends paid on the preferred stock in 1999 was $493,000. The preferred stock is held by certain members of Mr. Appell's family, trusts of which such persons are trustees or beneficiaries and Peter P. Brubaker. The holders of the preferred stock have no right to require Susquehanna Media to redeem their preferred stock.

         Each of these transactions was on terms and conditions no less favorable to us than we would be able to obtain from unaffiliated third parties.

     THE LENFEST AGREEMENT

         Pursuant to an agreement among Lenfest Communications, Inc. (Lenfest), Susquehanna Cable and certain of its subsidiaries (as amended, the "Lenfest Agreement"), Lenfest holds minority ownership interests equal to 14.9% of Susquehanna Cable and 17.75% of each of its principal operating subsidiaries. At December 31, 1999, Lenfest was 50% owned by AT&T and 50% owned by H.F. Lenfest and members of his family. The ownership interests were acquired by Lenfest in exchange for capital contributions of $11.0 million in cash in May 1993 and cable television systems in December 1993 valued at $14.0 million. The cable systems are located in Red Lion and Mount Wolf, Pennsylvania and are now part of the York system. Under the Lenfest Agreement, Susquehanna Cable may acquire cable programming and cable equipment at

AT&T rates. We estimate that the favorable programming rates saved us at least $2.2 million in 1999. In January 2000, Comcast Corporation acquired Lenfest Communications, Inc. and consequently, Lenfest's interest in Susquehanna Cable and certain of its subsidiaries. Comcast has succeeded to Lenfest's rights and obligations under the Lenfest Agreeement. In the opinion of management, programming costs for 2000 may be approximately $1.7 million higher than expected due to the loss of AT&T's programming discounts. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

         The Lenfest Agreement provides for a right of first refusal whereby neither Lenfest nor Susquehanna Cable may sell its ownership interests without offering them first to the other party. In addition, Susquehanna Cable may not sell any cable television systems without offering them first to Lenfest. If Susquehanna Cable decides to sell the assets of a cable system and Lenfest does not exercise its right of first refusal, Susquehanna Cable must offer to repurchase Lenfest's shares in the subsidiary that is selling assets.

         The Lenfest Agreement contains a buy-sell provision granting Susquehanna Media, Susquehanna Cable or Lenfest the right to make an offer to purchase the other party's ownership interests in Susquehanna Cable and its subsidiaries. If such an offer is made and rejected, the party to whom the offer was made is then obligated to purchase the offering party's ownership interests in Susquehanna Cable and its subsidiaries on the same terms and conditions. If we purchase Lenfest's interests pursuant to the buy-sell agreement, Lenfest is entitled to receive a fee equal to 3.0% of Lenfest's original $25.0 million investment compounded annually. This fee is not payable if Lenfest buys Susquehanna Cable's interests. If the buy-sell provision has not been triggered by December 1, 2000, Susquehanna Cable may pay Lenfest a fee equal to 1.5% of Lenfest's original investment compounded annually and have no further obligations under the fee arrangement. The buy-sell provision will, however, remain in place.

         The Lenfest Agreement grants Lenfest the right to resell to us (the "Put Right") all of its ownership interests in Susquehanna Cable and its subsidiaries for a three-year period beginning 18 months after the closing on the new senior credit facility. Accordingly, the Put Right will expire on November 12, 2003. The Put Right may not be exercised during any period when a default exists under our new senior credit facility or if consummation of the Put Right would create a default under our new senior credit facility or under the senior subordinated notes. The value of Lenfest's ownership interests in Susquehanna Cable and its subsidiaries upon exercise of the Put Right would be the average of the values determined by two independent appraisers with expertise in the cable industry. In exchange for its ownership interests upon exercise of the Put Right, Lenfest would receive cash up to the amount of borrowing availability under our new senior credit facility and would receive a note for the balance, so long as the issuance of such note would comply with the terms of the new senior credit facility and the covenant described above. Upon Lenfest's exercise of the Put Right, we would have the right, in our sole discretion and in lieu of acquiring Lenfest's ownership interests, to sell Susquehanna Cable and its subsidiaries to a third party and Lenfest would receive a pro rata share of the proceeds of such sale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) The following documents are filed as part of this report:

         1.       Consolidated Financial Statements Filed:
                  Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

         2.       Consolidated Financial Statement Scheduled Filed:
                  Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

         3.       Exhibits Filed:

Exhibit Number                                       Description
--------------                                       -----------
3.1               Certificate of Incorporation of Susquehanna Media Co., as amended (incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4, filed No.
                  333-80532)

3.2               By-laws of Susquehanna Media Co. (incorporated herein by reference from Exhibit 3.2 to the
                  Company's Registration Statement on Form S-4, filed No. 333-80532)

4.1               Indenture for the 8 1/2% Senior Subordinated Notes due 2009, dated as of May 12, 1999, between
                  Susquehanna Media Co. and Chase Manhattan Trust Company, National Association, as
                  Trustee (incorporated herein by reference from Exhibit 4.1 to the Company's Registration
                  Statement on Form S-4, filed No. 333-80532)

4.2               Form of Exchange Global Note for 8 1/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed
                  No. 333-80532)

4.3               Form of Exchange Certificated note for 81/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4, filed
                  No. 333-80532)

10.1              $450 million syndicated credit facility arranged by First Union Capital Markets Corp.
                  (incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on
                  Form S-4, filed No. 333-80532)

10.2              Agreement dated November 6, 1992, by and among Lenfest Communications, Inc., Susquehanna Cable
                  Co. and certain subsidiaries of Susquehanna Cable Co., as amended (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-4, filed No.
                  333-80532)

10.3              Management Agreement dated May 24, 1993 by and between Susquehanna Pfaltzgraff Co. and
                  Susquehanna Media Co. (incorporated herein by reference from Exhibit 10.3 to the Company's
                  Registration Statement on Form S-4, filed No. 333-80532)

12                Computation of ratios of earnings to fixed charges

21                Subsidiaries of Susquehanna Media Co. (incorporated herein by reference from Exhibit 21 to the
                  Company's Registration Statement on Form S-4, filed No. 333-80532)

27                Financial Data Schedule


    SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 1999. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUSQUEHANNA MEDIA CO.

                                    /s/      Peter P. Brubaker
                                     --------------------------
                                    By:    Peter P. Brubaker,
                                           Chief Executive Officer and President
Date: March 30, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                                         Title                           Date
                       ---------                                         -----                           ----

/s/              Louis J. Appell, Jr.                     Chairman of the Board of Directors        March 30 , 2000
---------------------------------------
                Louis J. Appell, Jr.

/s/                Peter P. Brubaker                       Director, Chief Executive Officer        March 30, 2000
---------------------------------------                                  and President
                  Peter P. Brubaker

/s/                David E. Kennedy                            Director, Vice President             March 30, 2000
---------------------------------------
                   David E. Kennedy
                                                            Director, Secretary and General
---------------------------------------                                  Counsel
                   Craig W. Bremer

/s/               William H. Simpson                                   Director                     March 30, 2000
---------------------------------------
                  William H. Simpson

/s/                John L. Finlayson                         Director, Vice President (and          March 30, 2000
---------------------------------------                       principal accounting officer)
                  John L. Finlayson
