Form 10-Q
period 2000-03-31
SUSQUEHANNA MEDIA CO
filed 2000-05-12
CIK 1088146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________

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

YES    X         NO
    ------          -------


As of May 12, 2000, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

                              SUSQUEHANNA MEDIA CO.
                                    FORM 10-Q
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I  -  FINANCIAL INFORMATION............................................................................................1

   ITEM 1.    FINANCIAL STATEMENTS..........................................................................................1
     CONDENSED CONSOLIDATED BALANCE SHEETS..................................................................................1
     CONDENSED CONSOLIDATED INCOME STATEMENTS...............................................................................2
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS........................................................................3
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................................................4
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS...........................................................................................................6
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................................9

PART II - OTHER INFORMATION................................................................................................10

   ITEM 1. LEGAL PROCEEDINGS...............................................................................................10
   ITEM 5. OTHER INFORMATION...............................................................................................10
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................................10

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  MARCH 31,       DECEMBER 31,
                                                                                                    2000              1999
                                                                                                    ----              ----
                                                                                                 (UNAUDITED)
                                                      ASSETS
Current Assets
     Cash and cash equivalents                                                              $        811       $        639
     Accounts receivable, net                                                                     32,454             43,017
     Other current assets                                                                          7,563              4,400
     Interest receivable from Parent                                                               1,684                  -
                                                                                               ---------          ---------
         Total Current Assets                                                                     42,512             48,056
Property, Plant and Equipment, net                                                               127,556            124,088
Intangible Assets, net                                                                           212,408            215,125
Note Receivable from Parent                                                                      111,329            111,329
Investments and Other Assets                                                                      29,802             27,544
                                                                                               ---------          ---------
                                                                                               $ 523,607          $ 526,142
                                                                                               =========          =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                        $    15,374       $     15,350
     Current portion of long-term debt                                                                61                 59
     Accrued interest                                                                              5,789              3,108
     Accrued income taxes                                                                          2,064                227
     Deferred income taxes                                                                           850                815
     Accrued ESOP benefits costs                                                                   1,779              1,370
     Other accrued expenses                                                                       11,599             11,919
                                                                                               ---------          ---------
         Total Current Liabilities                                                                37,516             32,848
                                                                                               ---------          ---------
Long-term Debt                                                                                   392,546            405,562
                                                                                               ---------          ---------
Other Liabilities                                                                                    750                832
                                                                                               ---------          ---------
Deferred Income Taxes                                                                             37,461             37,166
                                                                                               ---------          ---------
Minority Interests                                                                                21,056             18,453
                                                                                               ---------          ---------
Stockholders' Equity
     Preferred stock - voting, 7% cumulative with par value of $100,
         authorized 110,000 shares, 70,449.21 issued and outstanding                               7,050              7,050
     Common stock - voting, $1 par value, authorized 1,100,000
         shares, 1,100,000 shares issued and outstanding                                           1,100              1,100
     Retained earnings                                                                            26,128             23,131
                                                                                               ---------          ---------
         Total Stockholders' Equity                                                               34,278             31,281
                                                                                               ---------          ---------
                                                                                              $  523,607         $  526,142
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

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                                 2000              1999
                                                                                                 ----              ----
 REVENUES
     Radio                                                                                     $  41,682        $  34,391
     Cable                                                                                        22,145           19,188
     Other                                                                                         1,270              633
                                                                                               ---------        ---------
         Total revenues                                                                           65,097           54,212
                                                                                               ---------        ---------

OPERATING EXPENSES
     Operating and programming                                                                    23,738           20,177
     Selling                                                                                       8,044            6,542
     General and administrative                                                                   12,459           10,986
     Depreciation and amortization                                                                 7,239            6,672
                                                                                               ---------        ---------
         Total operating expenses                                                                 51,480           44,377
                                                                                               ---------        ---------

OPERATING INCOME                                                                                  13,617            9,835

OTHER INCOME (EXPENSE)
     Interest expense                                                                             (8,057)          (4,952)
     Interest income from loan to Parent                                                           1,664                -
     Other                                                                                            (2)             (28)
                                                                                               ---------        ---------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY
     LOSS AND MINORITY INTERESTS                                                                   7,222            4,855

INCOME TAXES                                                                                       2,886            2,076
                                                                                               ---------        ---------

INCOME BEFORE MINORITY INTERESTS                                                                   4,336            2,779

Minority Interests                                                                                  (899)            (672)
                                                                                               ---------        ---------

NET INCOME                                                                                         3,437            2,107

Preferred Dividends Declared                                                                        (123)            (123)
                                                                                               ---------        ---------

NET INCOME AVAILABLE FOR COMMON SHARES                                                         $   3,314        $   1,984
                                                                                               =========        =========

BASIC NET INCOME PER COMMON SHARE                                                              $    3.01        $    1.80
                                                                                               =========        =========

DILUTED NET INCOME PER COMMON SHARE                                                            $    3.01        $    1.66
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

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                ---------------------------
                                                                                                2000                  1999
                                                                                                ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Income before minority interests                                                      $    4,336            $    2,779
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization                                                          7,239                 6,672
         Deferred income taxes                                                                    331                   284
         Equity in earnings of investees                                                         (273)                 (162)
         Imputed deferred compensation                                                              -                    30
         Deferred financing amortization                                                          261                   195

     Changes in assets and liabilities:
         Decrease in accounts receivable, net                                                  10,563                 5,132
         Increase in other current assets                                                      (3,182)               (1,984)
         Increase in interest receivable from parent                                           (1,664)                    -
         Increase (decrease) in accounts payable                                                   25                (2,410)
         Increase in accrued interest                                                           2,680                   982
         Increase in accrued income taxes                                                       1,837                 1,592
         Increase in accrued ESOP benefits cost                                                 1,439                 1,200
         Increase (decrease) in other accrued expenses                                         (1,351)                  592
         Increase in other liabilities                                                            750                     -
                                                                                            ---------             ---------
              Net cash provided by operating activities                                        22,991                14,902
                                                                                            ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment, net                                            (8,004)               (6,593)
     Purchase of cable assets                                                                       -               (32,400)
     Partnership capital contribution                                                               -                  (400)
     Increase in investments, other assets and intangible assets                               (2,247)                 (359)
                                                                                            ---------             ---------
              Net cash used by investing activities                                           (10,251)              (39,752)
                                                                                            ---------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in revolving credit facility                                                    (13,000)                    -
     Payments of preferred dividends                                                             (123)                 (123)
     Non-voting subsidiary common stock transactions                                              555                    (2)
     Increase in prior revolving credit borrowing                                                   -                25,000
                                                                                            ---------             ---------
              Net cash provided by (used in) financing activities                             (12,568)               24,875
                                                                                            ----------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         172                    25

     Cash and Cash Equivalents, beginning                                                         639                 1,942
                                                                                            ---------             ---------

     Cash and Cash Equivalents, ending                                                     $      811            $    1,967
                                                                                            =========             =========



 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The condensed consolidated financial statements (the "financial statements") include the accounts of Susquehanna Media Co. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

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

2.       RECENT DEVELOPMENTS

        On May 11, 2000, Susquehanna Radio Corp. (SRC), a Company subsidiary, agreed to purchase from Entercom Communications Corp. the assets, including certain broadcast rights, of radio stations KCMO-AM, KCMO-FM, and KCFX-FM in Kansas City, Missouri for $113 million. The transaction is subject to regulatory approval and other customary closing conditions. A third quarter closing is expected. We expect to use existing credit facilities to fund this purchase. See "Item 5. Other Information."

         On April 28, 2000, the Federal Communications Commission (FCC) issued a Report and Order which approved the Company's Petition for Rule Making to create a new FM allocation, in College Park, GA for WHMA-FM to serve the Atlanta Metro Area. The Company may submit an application for a construction permit on or after June 14, 2000. Within six months after the construction permit becomes a final order or on program test authority, whichever first occurs, the Company must pay the former owners $10 million per the original purchase agreement. Payment may occur in the fourth quarter. The $10 million payment will increase the FCC license's carrying value. We expect to use existing credit facilities to fund this payment.

         On April 10, 2000, Susquehanna Pfaltzgraff Co.'s (the Company's parent) Board of Directors changed the method of determining the repurchase value for SRC's Employee Stock Plan and Susquehanna Cable Co.'s (SCC's) Performance Share Plan.

         Over a period beginning July 1, 2000 through April 1, 2002, repurchase values will transition to values based upon Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation.

         There were no unexercised options under SRC's Employer Stock Plan at March 31, 2000.

         SCC's Performance Share Plan is a non-qualified deferred compensation plan. Based on the December 31, 1999 ESOP valuation, the plan's value will increase by approximately $5.0 million on July 1, 2000. Compensation expense will be recognized for the increase.

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

Segment information (in thousands of dollars) follows:

                                                              RADIO          CABLE           OTHER      CONSOLIDATED
                                                              -----          -----           -----      ------------
      FOR THE THREE MONTHS ENDED MARCH 31, 2000
      -----------------------------------------
      Operating income                                       10,125          3,020              472         13,617
      Interest expense, net                                   1,239          3,246            3,572          8,057
      Depreciation and amortization                           1,870          5,263              106          7,239
      Income (loss) before income taxes                       8,885           (227)          (1,436)         7,222
      Provision (benefit) for  income taxes                   3,470            (75)            (509)         2,886
      Identifiable assets                                   216,959        178,402          128,246        523,607
      Capital expenditures                                      626          7,233              145          8,004


      FOR THE THREE MONTHS ENDED MARCH 31, 1999
      -----------------------------------------
      Operating income                                        6,142          3,483              210          9,835
      Interest expense, net                                   1,772          2,386              794          4,952
      Depreciation and amortization                           2,009          4,489              174          6,672
      Income (loss) before income taxes                       4,340          1,097             (582)         4,855
      Provision (benefit) for income taxes                    1,734            922             (580)         2,076
      Identifiable assets                                   207,352        169,800            7,937        385,089
      Capital expenditures                                      973          5,323              297          6,593

4.       CONTINGENCIES AND COMMITMENTS

         An unrelated cable television Multiple System Operator (MSO) owns a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Susquehanna Cable Co.'s cable television operating subsidiaries. On January 18, 2000, the MSO was acquired by an unrelated company. Management believes cable programming formerly acquired through the MSO will cost approximately $1.9 million more in 2000 than expected due to the change in ownership.

         The MSO may offer to purchase the Company's interest in its cable television operations. The Company must either accept or reject an offer within sixty days. If the Company rejects the offer, the MSO may require the Company to repurchase the MSO's holdings at the offer price plus a fee equal to 3% of the MSO's $25,000,000 investment, compounded annually from 1993.

         If the MSO does not offer to purchase the Company's cable television operations by December 1, 2000, the Company may elect to pay the MSO a fee equal to 1.5% of the MSO's $25,000,000 investment compounded annually from 1993 and avoid any further fee obligation. No liability has been recorded due to the uncertainty of future events.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Form 10-Q, as well as statements made by the Company in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in the Company's markets), acquisition opportunities, expectations and estimates concerning future financial performance, financing plans, the Company's ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting the Company's business, nonrenewal of cable franchises, decreases in the Company's customers advertising and entertainment expenditures and other factors over which the Company may have little or no control.

RESULTS OF OPERATIONS

         The following table summarizes the Company's consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three months ended March 31, 2000 and 1999.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                2000                    1999
                                                                                ----                    ----
Revenues
            Radio                                                       $ 41.7        64.1%        $ 34.4       63.5%
            Cable                                                         22.1        33.9%          19.2       35.4%
            Other                                                          1.3         2.0%           0.6        1.1%
                                                                         -----       ------        ------      ------

        Total revenues                                                    65.1       100.0%          54.2      100.0%
                                                                         -----       ------        ------      ------

Operating expenses
            Operating and programming                                     23.8        36.6%          20.2       37.3%
            Selling, general and
               administrative                                             20.5        31.5%          17.5       32.3%
            Depreciation and amortization                                  7.2        11.0%           6.7       12.3%
                                                                         -----       ------        ------      ------

        Total operating expenses                                          51.5        79.1%          44.4       81.9%
                                                                         -----       ------        ------      ------

Operating income                                                       $  13.6        20.9%      $    9.8       18.1%
                                                                         =====      =======        ======      ======

Net income                                                             $   3.4         5.2%      $    2.1        3.9%
                                                                         =====      =======        ======      ======

Adjusted EBITDA                                                        $  22.6        34.7%      $   17.7       32.7%
                                                                         =====      =======        ======      ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Revenues increased $10.9 million or 20% from 1999 to 2000. Radio revenues increased $7.3 million or 21% from 1999 to 2000. Radio's revenue growth was primarily due to higher advertising rates. Cable revenues increased $2.9 million or 15% from 1999 to 2000. Cable's revenue growth was primarily due to basic service rate increases.

         OPERATING INCOME. Operating income increased $3.8 million or 39% from 1999 to 2000. Radio operating income for the quarter was $10.1 million, a $4.0 million or 65% increase over first quarter 1999. Improved Radio operating income was driven by increased sales. Cable operating income for the first quarter was $3.0 million, a $0.5 million decrease from the first quarter 1999. Higher depreciation, related to completed rebuild phases and higher programming costs, was responsible for the decrease in operating income.

         NET INCOME. Net income increased $1.3 million or 62% from 1999 to 2000. Operating income gains were reduced by net interest expense, which was $1.4 million or 29% higher than in 1999. Higher net interest expense was due to borrowings for cable rebuilds and the loan to Susquehanna Pfaltzgraff Co. which was made in May 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.5 million or 7% from 1999 to 2000. Completed phases of cable system rebuilds were responsible for the increase.

         ADJUSTED EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA increased $4.9 million or 28% from 1999 to 2000. Radio's Adjusted EBITDA was $13.4 million, a $4.3 million or 47% improvement over first quarter 1999. The increase in Radio's Adjusted EBITDA was the result of higher advertising rates which were not accompanied by relatively higher expenses. Cable's Adjusted EBITDA was $8.7 million, an increase of $0.5 million or 6% over 1999. Basic rate increases drove Cable's improved Adjusted EBITDA.

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

         INTEREST EXPENSE. Interest expense increased $3.1 million or 63% from 1999 to 2000. The increase was due to a loan to Susquehanna Pfaltzgraff Co. in May 1999 and debt incurred for cable system rebuilds.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company's future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of its common stock, and interest payable on outstanding indebtedness and its senior credit facilities.

         Net cash provided by operating activities was $23.0 million for the three months ended March 31, 2000. The Company's net cash provided by operating activities was generated by normal operations.

         Net cash used by investing activities was $10.3 million for the three months ended March 31, 2000. Capital expenditures, excluding acquisitions, were $8.0 million and $6.6 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures were made to upgrade and maintain cable systems. The Company expects to make capital expenditures of $35.0 million in 2000, primarily for cable systems upgrades. We expect to use existing credit facilities to fund the cable systems upgrades.

         Net cash used by financing activities was $12.6 million for the three months ended March 31, 2000. The revolving credit facility was reduced by $13 million.

         The Company believes that funds generated from operations and the borrowing availability under its new senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, the Company evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as noted in this Form 10-Q, the Company has no current commitments or agreements with respect to any material acquisitions.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of Media's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

ITEM 5.  OTHER INFORMATION

        On May 11, 2000, Susquehanna Radio Corp., a Company subsidiary, agreed to purchase from Entercom Communications Corp. the assets, including certain broadcast rights, of radio stations KCMO-AM, KCMO-FM, and KCFX-FM in Kansas City, Missouri for $113 million. The transaction is subject to regulatory approval and other customary closing conditions. A third quarter closing is expected. We expect to use existing credit facilities to fund this purchase.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)  See Exhibit Index

        (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 12, 2000                         SUSQUEHANNA MEDIA CO.


                                     By:   /s/ John L. Finlayson
                                           ---------------------
                                          John L. Finlayson
                                          Vice President and Principal Financial
                                          and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER                    DESCRIPTION

     27              Financial Data Schedule (for SEC use only)