Form 10-Q
period 2000-06-30
SUSQUEHANNA MEDIA CO
filed 2000-08-11
CIK 1088146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

YES     X         NO
    ----------       ---------


As of August 10, 2000, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

                              SUSQUEHANNA MEDIA CO.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION...............................................1

   ITEM 1. FINANCIAL STATEMENTS................................................1
     CONDENSED CONSOLIDATED BALANCE SHEETS.....................................1
     CONDENSED CONSOLIDATED INCOME STATEMENTS..................................2
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................3
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................7
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK........11

PART II - OTHER INFORMATION...................................................12

   ITEM 1. LEGAL PROCEEDINGS..................................................12
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                                                    June 30,        December 31,
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                  (unaudited)
                                                      ASSETS
Current Assets
     Cash and cash equivalents                                                   $     1,182       $        639
     Accounts receivable, net                                                         46,049             43,017
     Other current assets                                                              5,249              4,400
     Interest receivable from Parent                                                   3,349                  -
                                                                                    --------           --------
         Total Current Assets                                                         55,829             48,056
Property, Plant and Equipment, net                                                   130,657            124,088
Intangible Assets, net                                                               211,979            215,125
Note Receivable from Parent                                                          111,329            111,329
Investments and Other Assets                                                          30,105             27,544
                                                                                    --------           --------
                                                                                 $   539,899       $    526,142
                                                                                    ========           ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                            $    17,058       $     15,350
     Current portion of long-term debt                                                    63                 59
     Accrued interest                                                                  3,564              3,108
     Accrued income taxes                                                              2,794                227
     Deferred income taxes                                                               386                815
     Accrued ESOP benefits costs                                                       3,839              1,370
     Other accrued expenses                                                           13,707             11,919
                                                                                    --------           --------
         Total Current Liabilities                                                    41,411             32,848
                                                                                    --------           --------
Long-term Debt                                                                       394,329            405,562
                                                                                    --------           --------
Other Liabilities                                                                        745                832
                                                                                    --------           --------
Deferred Income Taxes                                                                 38,185             37,166
                                                                                    --------           --------
Minority Interests                                                                    22,910             18,453
                                                                                    --------           --------
Stockholders' Equity
     Preferred stock - voting, 7% cumulative with par value of $100,
         authorized 110,000 shares, 70,499.21 issued and outstanding                   7,050              7,050
     Common stock - voting, $1 par value, authorized 1,100,000
         shares, 1,100,000 shares issued and outstanding                               1,100              1,100
     Retained earnings                                                                34,169             23,131
                                                                                    --------           --------
         Total Stockholders' Equity                                                   42,319             31,281
                                                                                    --------           --------
                                                                                $    539,899       $    526,142
                                                                                     =======            =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                            For the Three Months                   For the Six Months
                                                                Ended June 30,                       Ended June 30,
                                                           2000              1999                2000              1999
                                                           ----              ----                ----              ----
 Revenues
     Radio                                            $   60,732         $  47,839             $ 102,414        $  82,230
     Cable                                                23,107            20,332                45,252           39,520
     Other                                                 1,457               767                 2,727            1,400
                                                         -------          --------             ---------        ---------
         Total revenues                                   85,296            68,938               150,393          123,150
                                                         -------          --------             ---------        ---------

Operating Expenses
     Operating and programming                            29,259            24,659                52,997           44,836
     Selling                                               9,624             7,959                17,668           14,501
     General and administrative                           13,989            11,904                26,448           22,890
     Depreciation and amortization                         7,720             7,091                14,959           13,763
                                                         -------          --------             ---------        ---------
         Total operating expenses                         60,592            51,613               112,072           95,990
                                                         -------          --------             ---------        ---------

Operating Income                                          24,704            17,325                38,321           27,160

Other Income (Expense)
     Interest expense                                     (8,103)           (7,054)              (16,160)         (12,006)
     Interest income from loan to Parent                   1,666               941                 3,330              941
     Replacement of cable distribution system             (1,261)                -                (1,261)               -
     Pension curtailment gain                                  -             2,299                     -            2,299
     Other                                                    (1)              (48)                   (3)             (76)
                                                         -------          --------             ---------        ---------

Income Before Income Taxes, Extraordinary
     Loss and Minority Interests                          17,005            13,463                24,227           18,318

Income Taxes                                               6,990             5,540                 9,876            7,616
                                                         -------          --------             ---------        ---------

Income Before Extraordinary
     Loss and Minority Interests                          10,015             7,923                14,351           10,702
Extraordinary Loss (related to early retirement
     of debt, net of tax benefit)                              -            (3,316)                    -           (3,316)
                                                         -------          --------             ---------        ---------

Income Before Minority Interest                           10,015             4,607                14,351            7,386
Minority Interests                                        (1,679)             (690)               (2,578)          (1,362)
                                                         --------         --------             ----------        ---------

Net Income and Comprehensive Income                        8,336             3,917                11,773            6,024

Preferred Dividends Declared                                (124)             (124)                 (247)            (247)
                                                         -------          --------             ---------        ---------

Net Income Available for Common Shares                $    8,212          $  3,793             $  11,526        $   5,777
                                                         =======          ========             =========        =========

Basic Net Income Per Common Share
     Income Before Extraordinary Loss                 $     7.47          $   6.46             $   10.48        $    8.26
     Extraordinary Loss                                        -             (3.01)                    -            (3.01)
                                                         -------          --------             ---------        ---------
                                                      $     7.47          $   3.45             $   10.48        $    5.25
                                                         =======          ========             =========        =========
Diluted Net Income Per Common Share

     Income Before Extraordinary Loss                 $     7.47          $   6.00             $   10.48        $    7.66
     Extraordinary Loss                                        -             (2.96)                    -            (2.96)
                                                         -------          -------              ---------        ---------
                                                      $     7.47          $   3.04             $   10.48        $    4.70
                                                         =======          ========             =========        =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                --------------------------
                                                                                                2000                  1999
                                                                                                ----                  ----
Cash Flows from Operating Activities
     Income before minority interests                                                       $  14,351           $     7,386
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization                                                         14,959                13,763
         Deferred income taxes                                                                    590                 1,978
         Equity in earnings of investees                                                         (479)                  (54)
         Loss on replacement of cable distribution system                                       1,261                     -
         Deferred financing amortization                                                          515                   381
         Imputed deferred compensation                                                              -                    53
         Deferred financing expense write-off                                                       -                 2,556
         Curtailment gain                                                                           -                (2,299)

     Changes in assets and liabilities:
         Increase in accounts receivable, net                                                  (3,032)               (6,501)
         Increase in other current assets                                                        (869)                 (742)
         Increase in interest receivable from parent                                           (3,329)                 (941)
         Increase in accounts payable                                                           1,708                   774
         Increase in accrued interest                                                             456                 1,791
         Increase in accrued income taxes                                                       2,567                   684
         Increase in accrued ESOP benefits cost                                                 2,469                 2,353
         Increase in other accrued expenses                                                     2,177                 2,039
         Increase in other liabilities                                                            355                     -
                                                                                            ---------             ---------
              Net cash provided by operating activities                                        33,699                23,221
                                                                                            ---------             ---------

Cash Flows from Investing Activities

     Purchase of property, plant and equipment, net                                           (17,121)              (12,788)
     Purchase of other assets                                                                  (1,251)                    -
     Increase in investments, other assets and intangible assets                               (2,596)                 (219)
     Purchase of cable assets                                                                  (1,300)              (32,400)
     Loan to Susquehanna Pfaltzgraff Co.                                                            -              (116,850)
     Partnership capital contribution                                                               -                (1,400)
                                                                                            ----------            ----------
              Net cash used by investing activities                                           (22,268)             (163,657)
                                                                                            ----------            ----------

Cash Flows from Financing Activities
     Increase (decrease) in revolving credit borrowing                                        (11,200)               70,300
     Payments of preferred dividends                                                             (247)                 (247)
     Non-voting subsidiary common stock transactions                                              559                    14
     Proceeds from long-term debt                                                                   -               350,000
     Repayment of refinanced debt                                                                   -              (272,600)
     Payment of deferred financing costs                                                            -                (7,560)
                                                                                            ----------            ----------
              Net cash provided by (used in) financing activities                             (10,888)              139,907
                                                                                            ----------            ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                              543                  (529)

     Cash and Cash Equivalents, beginning                                                         639                 1,942
                                                                                            ----------            ----------

     Cash and Cash Equivalents, ending                                                      $   1,182           $     1,413
                                                                                            ==========            ==========


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

         In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

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

2.       Recent Developments

         On July 20, 2000, pursuant to an Asset Purchase Agreement among Susquehanna Radio Corp., a majority owned subsidiary of the registrant, as Purchaser and Entercom Communications Corp., Entercom Kansas City, LLC and Entercom Kansas City License, LLC as Sellers, the registrant acquired, in consideration of the payment of $113.2 million, the assets of Kansas City radio stations KCMO-AM, KCMO-FM and KCFX-FM. Radio broadcast rights for the Kansas City Chiefs NFL franchise through the 2002 football season were included in the purchase. The registrant's existing credit facilities were used to finance the acquisition.

         On April 28, 2000, the Federal Communications Commission (FCC) issued a Report and Order which approved the Company's Petition for Rule Making to create a new FM signal, in College Park, GA which would permit WHMA-FM to relocate and serve the Atlanta Metro Area. The Company submitted an application for a construction permit on July 14, 2000. As described in the original purchase agreement, the Company must pay WHMA-FM's former owners $10 million within six months after the construction permit becomes a final order or on the FCC's granting of program test authority, whichever first occurs. The Company expects to use its existing senior credit facility to fund this payment. On June 16, 2000, a Petition for Reconsideration was filed with the FCC by another applicant. The outcome of, or delay or impact resulting from, such Petition for Reconsideration cannot be determined at this time.

         On April 10, 2000, Susquehanna Pfaltzgraff Co.'s (the Company's parent) Board of Directors changed the method of determining the repurchase value for Susquehanna Radio Co.'s Employee Stock Plan and Susquehanna Cable Co.'s (SCC's) Performance Share Plan. Over a period beginning July 1, 2000 through April 1, 2002, repurchase values for both plans will transition to values based upon Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation. SCC's Performance Share Plan is a non-qualified deferred compensation plan. Based on values used in the December 31, 1999 ESOP valuation, compensation expense of $3.0 million will be recognized in July 2000 for the increase in performance share value.

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

Segment information (in thousands of dollars) follows:


                                                              Radio          Cable           Other       Consolidated
                                                              -----          -----           -----       -------------
      For the Three Months Ended June 30, 2000
      Operating income                                    $   20,927       $   3,046     $      731  $      24,704
      Interest expense, net                                    1,091           3,507          3,505          8,103
      Depreciation and amortization                            2,013           5,554            153          7,720
      Income (loss) before income taxes                       19,834          (1,720)        (1,109)        17,005
      Provision (benefit) for  income taxes                    7,817            (595)          (232)         6,990
      Identifiable assets                                    226,465         181,719        131,715        539,899
      Capital expenditures                                     1,074           7,984             58          9,116

      For the Three Months Ended June 30, 1999
      Operating income                                        13,567           3,681             77         17,325
      Interest expense, net                                    1,570           3,186          2,298          7,054
      Depreciation and amortization                            2,035           4,887            169          7,091
      Income (loss) before income taxes                       13,767             920         (1,224)        13,463
      Provision (benefit) for income taxes                     5,520             430           (410)         5,540
      Identifiable assets                                    217,697         171,944        129,913        519,554
      Capital expenditures                                       404           4,854            937          6,195





      For the Six Months Ended June 30, 2000
      Operating income                                    $   31,052      $    6,066     $    1,203   $     38,321
      Interest expense, net                                    2,330           6,753          7,077         16,160
      Depreciation and amortization                            3,883          10,817            259         14,959
      Income (loss) before income taxes                       28,719          (1,947)        (2,545)        24,227
      Provision (benefit) for  income taxes                   11,287            (670)          (741)         9,876
      Identifiable assets                                    226,465         181,719        131,715        539,899
      Capital expenditures                                     1,700          15,217            203         17,120

      For the Six Months Ended June 30, 1999
      Operating income                                        19,709           7,164            287         27,160
      Interest expense, net                                    3,342           5,572          3,092         12,006
      Depreciation and amortization                            4,044           9,376            343         13,763
      Income (loss) before income taxes                       18,107           2,017         (1,806)        18,318
      Provision (benefit) for income taxes                     7,254           1,352           (990)         7,616
      Identifiable assets                                    217,697         171,944        129,913        519,554
      Capital expenditures                                     1,377          10,177          1,234         12,788


4.       Contingencies and Commitments

         An unrelated cable television Multiple System Operator (MSO) purchased a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Susquehanna Cable Co.'s cable television operating subsidiaries in 1993. On January 18, 2000, the MSO was acquired by an unrelated company. Cable programming formerly acquired through the MSO will cost approximately $1.9 million more in 2000 due to the ownership change.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Note Regarding Forward-Looking Statements

         Some of the statements in this Form 10-Q, as well as statements made by the Company in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in the Company's markets), acquisition opportunities, expectations and estimates concerning future financial performance, financing plans and access to adequate capital on favorable terms, the Company's ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting the Company's business, nonrenewal of cable franchises, advances in technology and the ability of the Company to adapt to such advances, decreases in the Company's customers advertising and entertainment expenditures and other factors over which the Company may have little or no control.

Results of Operations

         The following table summarizes the Company's consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and six months ended June 30, 2000 and 1999.



                                               Three months ended June 30,                  Six months ended June 30,
                                                  2000                  1999                  2000                  1999
                                                  ----                  ----                  ----                  ----
Revenues
     Radio                                  $ 60.7     71.2%      $ 47.8     69.4%     $ 102.4     68.1%      $ 82.2     66.8%
     Cable                                    23.2     27.2%        20.3     29.5%        45.3     30.1%        39.5     32.1%
     Other                                     1.4      1.6%         0.8      1.1%         2.7      1.8%         1.4      1.1%
                                            ------    ------      ------    ------      ------    ------      ------    ------
         Total revenues                       85.3    100.0%        68.9    100.0%       150.4    100.0%       123.1    100.0%
                                            ------    ------      ------    ------      ------    ------      ------    ------
Operating expenses
     Operating and programming                29.2     34.2%        24.6     35.7%        53.0     35.2%        44.8     36.4%

     Selling, general and
         administrative                       23.6     27.7%        19.9     28.9%        44.1     29.3%        37.4     30.4%
     Depreciation and amortization             7.8      9.1%         7.1     10.3%        15.0     10.0%        13.8     11.2%
                                            ------    ------      ------    ------      ------    ------      ------    ------
         Total operating expenses             60.6     71.0%        51.6     74.9%       112.1     74.5%        96.0     78.0%
                                            ------    ------      ------    ------      ------    ------      ------    ------

Operating income                            $ 24.7     29.0%      $ 17.3     25.1%     $  38.3     25.5%      $ 27.1     22.0%
                                            ======    ======      ======    ======      ======    ======      ======     =====

Net income                                  $  8.3      9.7%      $  3.9      5.7%     $  11.8      7.8%      $  6.0      4.9%
                                            ======    ======      ======    ======      ======    ======      ======     =====

Adjusted EBITDA                             $ 34.4     40.3%      $ 25.7     37.3%     $  57.1     38.0%      $ 43.3     35.2%
                                            ======    ======      ======    ======      ======    ======      ======     =====


Three Months Ended June 30, 2000 Compared to the Three Months Ended
June 30, 1999

         Revenues. Revenues increased $16.4 million or 24% from 1999 to 2000. Radio revenues increased $12.9 million or 27% from 1999 to 2000. Radio's revenue growth was primarily due to higher advertising rates. Cable revenues increased $2.8 million or 14% from 1999 to 2000. Cable's revenue growth was due to basic service rate increases.

         Operating income. Operating income increased $7.4 million or 43% from 1999 to 2000. Radio operating income for the second quarter was $20.9 million, a $7.3 million or 54% increase over second quarter 1999. Improved Radio operating income was driven by increased revenues. Cable operating income for the second quarter was $3.0 million, a $0.7 million decrease from the second quarter 1999. Increased programming costs and depreciation from completed cable system rebuilds and new equipment more than offset revenue gains.

         Net income. Net income for second quarter 1999 included a $3.3 million extraordinary loss and a $2.3 million pretax curtailment gain. Net income, excluding these items, increased approximately $2.5 million or 42% from 1999 to 2000, despite a $1.3 million loss on replacement of cable distribution system. Improved results were achieved from operating income gains.

         Depreciation and amortization. Depreciation and amortization increased $0.6 million or 9% from 1999 to 2000. Completed phases of cable system rebuilds and new equipment were responsible for the increase.

         Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA increased $8.7 million or 34% from 1999 to 2000. Radio's Adjusted EBITDA was $24.6 million, a $8.0 million or 48% improvement over second quarter 1999. The increase in Radio's Adjusted EBITDA was the result of higher advertising rates, which were not accompanied by relatively higher expenses. Cable's Adjusted EBITDA was $9.0 million, an increase of $0.2 million or 2% over 1999. Basic service rate increases drove Cable's improved Adjusted EBITDA.

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

         Interest expense. Interest expense increased $1.0 million or 15% from 1999 to 2000, due to increased interest rates. The average interest rate on the Company's credit facility was 7.9% for the three month period ended June 30, 2000.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

         Revenues. Revenues increased $27.3 million or 22% from 1999 to 2000. Radio revenues increased $20.2 million or 25% from 1999 to 2000. Similar to the second quarter, Radio's revenue growth was primarily due to higher advertising rates. Cable revenues increased $5.8 million or 15% from 1999 to 2000. Basic service rate increases provided the Cable revenue growth for the first half.

         Operating income. Operating income increased $11.2 million or 41% from 1999 to 2000. Radio operating income for the six months was $31.1 million, a $11.4 million or 58% increase over same period 1999. Improved Radio operating income was driven by higher revenues. Cable operating income for the six months was $6.1 million, a $1.1 million or 15% decrease from the same period 1999. Higher depreciation, related to completed rebuild phases and equipment placed in service for new product launches and higher programming costs, caused the decrease.

         Net income. Net income for the six months 1999 included a $3.3 million extraordinary loss and a $2.3 million pretax curtailment gain. Net income, excluding these items, increased approximately $3.8 million or 48% from 1999 to 2000, despite a $1.3 million loss on replacement of cable distribution system. Improved results were achieved from operating income gains.

         Depreciation and amortization. Depreciation and amortization increased $1.2 million or 9% from 1999 to 2000. The increase was caused by completed cable plant rebuild phases and new equipment.

         Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA increased $13.8 million or 32% from 1999 to 2000. Radio's Adjusted EBITDA was $38.0 million, a $12.3 million or 48% improvement over 1999. The increase in Radio's Adjusted EBITDA was the result of higher advertising rates, which were not accompanied by relatively higher expenses. Cable's Adjusted EBITDA was $17.7 million, an increase of $0.7 million or 4% over 1999. Basic service rate increases drove Cable's improved Adjusted EBITDA.

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

         Interest expense. Interest expense increased $4.2 million or 35% from 1999 to 2000. In May 1999, the Company borrowed $116.9 million under its existing credit facilities and loaned the proceeds to its Parent. The six months ended June 30, 2000 includes interest on this borrowing over the entire period. The average interest rate on the Company's senior credit facility was 8.1% for the six month period ended June 30, 2000.

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

         Net cash provided by operating activities was $33.7 million for the six months ended June 30, 2000. The Company's net cash provided by operating activities was generated by normal operations.

         Net cash used by investing activities was $22.3 million for the six months ended June 30, 2000. Capital expenditures, excluding acquisitions, were $17.1 million and $12.8 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures were made to upgrade and maintain cable systems and to purchase equipment necessary to launch new Cable product lines. The Company expects to make capital expenditures of $35.0 million in 2000, of which $17.1 million has been spent through June 30, 2000, primarily for cable systems upgrades. We expect to use existing credit facilities to fund the cable systems upgrades.

         Net cash used by financing activities was $10.9 million for the six months ended June 30, 2000, including a reduction in the revolving credit facility of $11.2 million. At June 30, 2000, the Company had $199.3 million borrowing availability under its new senior credit facility, of which approximately $113.2 million was used on July 20, 2000 to purchase the Kansas City radio stations as discussed in Note 2 to the Condensed Consolidated Financial Statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    See Exhibit Index

(b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000. However, the Company filed a Form 8-K on August 2, 2000 concerning the acquisition of three Kansas City radio stations.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 10, 2000                                      SUSQUEHANNA MEDIA CO.


                                       By: /s/ John L. Finlayson
                                          -----------------------------------
                                          John L. Finlayson
                                          Vice President and Principal Financial
                                          and Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number                              Description

   27                          Financial Data Schedule (for SEC use only)