Form 10-Q
period 2000-09-30
SUSQUEHANNA MEDIA CO
filed 2000-11-14
CIK 1088146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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


As of November 13, 2000, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

                              SUSQUEHANNA MEDIA CO.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION...............................................3

   ITEM 1. FINANCIAL STATEMENTS................................................3
     CONDENSED CONSOLIDATED BALANCE SHEETS.....................................3
     CONDENSED CONSOLIDATED INCOME STATEMENTS..................................4
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................5
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................6
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................9
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK........13

PART II - OTHER INFORMATION...................................................14
   ITEM 1. LEGAL PROCEEDINGS..................................................14
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURE.....................................................................15

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                 September 30,       December 31,
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                  (unaudited)
                                                      ASSETS
Current Assets
     Cash and cash equivalents                                                   $   1,719            $     639
     Accounts receivable, net                                                       43,862               43,017
     Other current assets                                                            5,033                4,400
     Interest receivable from Parent                                                 5,291                    -
                                                                                  --------              -------
         Total Current Assets                                                       55,905               48,056
Property, Plant and Equipment, net                                                 137,563              124,088
Intangible Assets, net                                                             320,890              215,125
Note Receivable from Parent                                                        111,329              111,329
Investments and Other Assets                                                        29,939               27,544
                                                                                  --------              -------
                                                                                 $ 655,626            $ 526,142
                                                                                  ========              =======

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                            $  13,189            $  15,350
     Current portion of long-term debt                                                  66                   59
     Accrued interest                                                                6,880                3,108
     Accrued income taxes                                                            2,623                  227
     Deferred income taxes                                                             210                  815
     Accrued ESOP benefits costs                                                     5,898                1,370
     Other accrued expenses                                                         19,423               11,919
                                                                                  --------              -------
         Total Current Liabilities                                                  48,289               32,848
                                                                                  --------              -------
Long-term Debt                                                                     496,412              405,562
                                                                                  --------              -------
Other Liabilities                                                                    1,356                  832
                                                                                  --------              -------
Deferred Income Taxes                                                               38,603               37,166
                                                                                  --------              -------
Minority Interests                                                                  24,159               18,453
                                                                                  --------              -------
Stockholders' Equity
     Preferred stock - voting, 7% cumulative with par value of $100,
         authorized 110,000 shares, 70,499.21 issued and outstanding                 7,050                7,050
     Common stock - voting, $1 par value, authorized 1,100,000
         shares, 1,100,000 shares issued and outstanding                             1,100                1,100
     Retained earnings                                                              38,657               23,131
                                                                                  --------              -------
         Total Stockholders' Equity                                                 46,807               31,281
                                                                                  --------              -------
                                                                                $  655,626            $ 526,142
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

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                            For the Three Months               For the Nine Months
                                                             Ended September 30,               Ended September 30,
                                                           2000              1999             2000              1999
                                                           ----              ----             ----              ----

 Revenues
     Radio                                            $   57,364         $  49,294         $ 159,778        $ 131,524
     Cable                                                23,544            21,287            68,796           60,807
     Other                                                 1,592               828             4,319            2,228
                                                         -------          --------         ---------        ---------
         Total revenues                                   82,500            71,409           232,893          194,559
                                                         -------          --------         ---------        ---------
Operating Expenses
     Operating and programming                            29,934            25,280            82,931           70,116
     Selling                                               9,036             8,428            26,704           22,929
     General and administrative                           16,408            11,585            42,856           34,475
     Depreciation and amortization                         8,443             7,016            23,402           20,779
                                                         -------          --------         ---------        ---------
         Total operating expenses                         63,821            52,309           175,893          148,299
                                                         -------          --------         ---------        ---------

Operating Income                                          18,679            19,100            57,000           46,260

Other Income (Expense)
     Interest expense                                    (10,547)           (8,280)          (26,707)         (20,286)
     Interest income from loan to Parent                   1,684             1,767             5,014            2,708
     Replacement of cable distribution system                  -              (472)           (1,261)            (472)
     Pension curtailment gain                                  -                 -                 -            2,299
     Other                                                   125                34               122              (42)
                                                         -------          --------         ---------         ---------

Income Before Income Taxes, Extraordinary
     Loss and Minority Interests                           9,941            12,149            34,168           30,467

Income Taxes                                               4,052             5,065            13,928           12,681
                                                         -------          --------         ---------         ---------

Income Before Extraordinary
     Loss and Minority Interests                           5,889             7,084            20,240           17,786
Extraordinary Loss (related to early retirement
     of debt, net of tax benefit)                              -                 -                -            (3,316)
                                                         -------          --------         ---------        ---------

Income Before Minority Interest                            5,889             7,084            20,240           14,470
Minority Interests                                          (708)           (1,167)           (3,286)          (2,529)
                                                         --------         --------         ----------       ---------

Net Income and Comprehensive Income                        5,181             5,917            16,954           11,941

Preferred Dividends Declared                                (123)             (123)             (370)            (370)
                                                         -------          --------         ---------        ---------

Net Income Available for Common Shares                $    5,058          $  5,794         $  16,584        $  11,571
                                                         =======          ========         =========        =========

Basic Net Income Per Common Share
     Income Before Extraordinary Loss                 $     4.60          $   5.27         $   15.08        $   13.53
     Extraordinary Loss                                        -                 -                 -            (3.01)
                                                         -------          --------         ---------        ---------
                                                      $     4.60          $   5.27         $   15.08        $   10.52
                                                         =======          ========         =========        =========
Diluted Net Income Per Common Share

     Income Before Extraordinary Loss                 $     4.60          $   5.20         $   15.08        $   13.33
     Extraordinary Loss                                        -                 -                 -            (2.96)
                                                         -------          --------         ---------        ---------
                                                      $     4.60          $   5.20         $   15.08        $   10.37
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

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                     Nine Months Ended
                                                                      September 30,
                                                                 --------------------------
                                                                 2000                  1999
                                                                 ----                  ----
Cash Flows from Operating Activities
     Income before minority interests                            $  20,240           $    14,470
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization                              23,402                20,779
         Deferred income taxes                                         833                 3,404
         Equity in earnings of investees                              (516)                 (112)
         Loss on replacement of cable distribution system            1,261                   472
         Deferred financing amortization                               828                   642
         Imputed deferred compensation                                   -                    76
         Deferred financing expense write-off                            -                 2,556
         Curtailment gain                                                -                (2,299)

     Changes in assets and liabilities:
         Increase in accounts receivable, net                         (845)               (7,673)
         Increase in other current assets                             (910)                 (493)
         Increase in interest receivable from parent                (5,013)               (2,708)
         Decrease in accounts payable                               (2,134)                 (810)
         Increase in accrued interest                                3,772                 4,069
         Increase in accrued income taxes                            2,397                 1,714
         Increase in accrued ESOP benefits cost                      5,558                 3,791
         Increase in other accrued expenses                          6,473                 4,704
         Increase in other liabilities                               1,356                     -
                                                                   ---------              -------
              Net cash provided by operating activities             56,702                42,582
                                                                   ---------              -------

Cash Flows from Investing Activities

     Purchase of property, plant and equipment, net                (25,758)              (21,737)
     Purchase of radio assets                                     (113,155)                    -
     Purchase of other assets                                       (1,251)                    -
     Increase in investments, other assets and intangible assets    (2,707)                 (164)
     Purchase of cable assets                                       (3,783)              (32,400)
     Loan to Susquehanna Pfaltzgraff Co.                                 -              (116,850)
     Partnership capital contribution                                    -                (1,400)
                                                                  ---------             ---------
              Net cash used by investing activities               (146,654)             (172,551)
                                                                  ---------             ---------

Cash Flows from Financing Activities
     Increase in revolving credit borrowing                         90,900                60,000
     Payments of preferred dividends                                  (370)                 (370)
     Non-voting subsidiary common stock transactions                   502                    13
     Proceeds from long-term debt                                        -               350,000
     Repayment of refinanced debt                                        -              (272,600)
     Payment of deferred financing costs                                 -                (7,805)
                                                                 ---------              ---------
              Net cash provided by financing activities             91,032               129,238
                                                                 ---------              ---------

Net Increase (Decrease) in Cash and Cash Equivalents                 1,080                  (731)

     Cash and Cash Equivalents, beginning                              639                 1,943
                                                                 ---------             ---------

     Cash and Cash Equivalents, ending                           $   1,719             $   1,212
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

         In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

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

2.       Recent Developments

         On July 20, 2000, pursuant to an Asset Purchase Agreement among Susquehanna Radio Corp., a majority owned subsidiary of the Company, as Purchaser, and Entercom Communications Corp., Entercom Kansas City, LLC and Entercom Kansas City License, LLC, as Sellers, the Company acquired, in consideration of the payment of $113.2 million, the assets of Kansas City radio stations KCMO-AM, KCMO-FM and KCFX-FM. Radio broadcast rights for the Kansas City Chiefs NFL franchise through the 2002 football season were included in the purchase. The Company's existing credit facilities were used to finance the acquisition. The acquisition was accounted for as a purchase and the results of operations were included in Media's operations since July 20, 2000. The allocation of the purchase price was $3.6 million to property, plant and equipment and $109.6 to intangibles.

         On April 28, 2000, the Federal Communications Commission (FCC) issued a Report and Order which approved the Company's Petition for Rule Making to create a new FM signal, in College Park, GA that would permit WHMA-FM to relocate and serve the Atlanta Metro Area. The Company submitted an application for a construction permit on July 14, 2000. As described in the original purchase agreement, the Company must pay WHMA-FM's former owners $10 million within six months after the construction permit becomes a final order or on the FCC's granting of program test authority, whichever first occurs. On June 16, 2000, a Petition for Reconsideration was filed with the FCC by another applicant. The outcome of, or any delay or impact resulting from, such Petition for Reconsideration cannot be determined at this time. As a result, the additional payment has not been accrued as of September 30, 2000. The Company expects to use its existing senior credit facilities to fund this payment.

         On April 10, 2000, Susquehanna Pfaltzgraff Co.'s (the Company's parent) Board of Directors changed the method of determining the repurchase value for Susquehanna Radio Co.'s Employee Stock Plan and Susquehanna Cable Co.'s (SCC's) Performance Share Plan. Over a period beginning July 1, 2000 through April 1, 2002, repurchase values for both plans will transition to fair values based upon Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation. SCC's Performance Share Plan is a non-qualified deferred compensation plan. Based on values used in the December 31, 1999 ESOP valuation, compensation expense of $3.0 million was recognized in July 2000 for the increase in performance share value. On July 1, 2000, repurchase values became based one-third on fair value and two-thirds on the previous formula value. On April 1, 2001, repurchase values will be based two-thirds on fair value and one-third on the previous formula value. On April 1, 2002 and thereafter, repurchase values will be based on fair values for Radio and Cable as determined by the Parent's annual independent ESOP valuation.

3.       Segment Information

         The Company's business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable and Other. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Accounting policies, as described in the Company's most recent audited financial statements, are applied consistently across all segments. The Cable segment recognized $1.9 million and the Other segment recognized $1.1 million compensation expense related to the change in repurchase value of performance shares.

Segment information (in thousands of dollars) follows:


                                                             Radio        Cable          Other       Consolidated
                                                             -----        -----          -----       ------------

      For the Three Months Ended September 30, 2000
      Operating income (loss)                             $   17,211     $   2,713     $   (1,245) $   18,679
      Interest expense, net                                    2,918         3,861          3,768      10,547
      Depreciation and amortization                            2,795         5,449            199       8,443
      Income (loss) before income taxes                       13,902        (1,149)        (2,812)      9,941
      Provision (benefit) for  income taxes                    5,464          (395)        (1,017)      4,052
      Identifiable assets                                    334,895       188,008        132,723     655,626
      Capital expenditures                                     1,106         7,298            234       8,638

      For the Three Months Ended September 30, 1999
      Operating income                                        14,779         3,955            366      19,100
      Interest expense, net                                    1,616         3,082          3,582       8,280
      Depreciation and amortization                            1,924         4,933            159       7,016
      Income (loss) before income taxes                       13,198           342         (1,391)     12,149
      Provision (benefit) for income taxes                     5,256             3           (194)      5,065
      Identifiable assets                                    217,685       177,697        127,917     523,299
      Capital expenditures                                       788         8,067             94       8,949

    For the Nine Months Ended September 30, 2000
      Operating income (loss)                             $   48,263      $  8,779     $      (42)  $  57,000
      Interest expense, net                                    5,248        10,614         10,845      26,707
      Depreciation and amortization                            6,678        16,266            458      23,402
      Income (loss) before income taxes                       42,621        (3,096)        (5,357)     34,168
      Provision (benefit) for  income taxes                   16,751        (1,065)        (1,758)     13,928
      Identifiable assets                                    334,895       188,008        132,723     655,626
      Capital expenditures                                     2,806        22,515            437      25,758

      For the Nine Months Ended September 30, 1999
      Operating income                                        34,489        11,119            652      46,260
      Interest expense, net                                    4,958         8,654          6,674      20,286
      Depreciation and amortization                            5,968        14,308            503      20,779
      Income (loss) before income taxes                       31,305         2,359         (3,197)     30,467
      Provision (benefit) for income taxes                    12,509         1,354         (1,182)     12,681
      Identifiable assets                                    217,685       177,697        127,917     523,299
      Capital expenditures                                     2,165        18,244          1,328      21,737


4.       Note Receivable From Parent

         In connection with the formation of Susquehanna Pfaltzgraff Co.'s (the Parent's) ESOP, the Company made a $116.9 million twenty-year loan to its Parent at a 6% interest rate on May 12, 1999. The loan is repayable in twenty annual installments of $9,977,000 principal and interest due beginning on December 30, 1999. The Parent made its first payment of $9,977,000 on December 30, 1999.

5.       Contingencies and Commitments

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

         If the MSO does not offer to purchase the Company's cable television operations by December 1, 2000, the Company may elect to pay the MSO a fee equal to 1.5% of the MSO's $25 million investment compounded annually from 1993 and avoid any further fee obligation. No liability has been recorded due to the uncertainty of future events.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

         Some of the statements in this Form 10-Q, as well as statements made by the Company in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in the Company's markets), acquisition opportunities, expectations and estimates concerning future financial performance, the possibly material impact and timing of compensation expenses related to changes in performance share values and the change in value of minority interests subject to required repurchase, the Company's ability to successfully integrate acquired businesses or properties and realize anticipated benefits of such acquisitions, financing plans and access to adequate capital on favorable terms, the Company's ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting the Company's business, nonrenewal of cable franchises, advances in technology and the ability of the Company to adapt to such advances, decreases in the Company's customers advertising and entertainment expenditures and other factors over which the Company may have little or no control.

Results of Operations

         The following table summarizes the Company's consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and nine months ended September 30, 2000 and 1999.

                                               Three months ended September 30,              Nine months ended September 30,
                                                  2000                  1999                    2000                  1999
                                                  ----                  ----                    ----                  ----
Revenues
     Radio                                  $ 57.4     69.7%      $ 49.3     69.0%     $ 159.8     68.6%     $131.5     67.6%
     Cable                                    23.5     28.5%        21.3     29.8%        68.8     29.6%       60.8     31.2%
     Other                                     1.6      1.8%         0.8      1.2%         4.3      1.8%        2.3      1.2%
                                            ------    ------      ------    ------      ------    ------      ------    ------
         Total revenues                       82.5    100.0%        71.4    100.0%       232.9    100.0%      194.6    100.0%
                                            ------    ------      ------    ------      ------    ------      ------    ------
Operating expenses
     Operating and programming                29.9     36.3%        25.3     35.4%        82.9     35.6%       70.1     36.0%
     Selling, general and
         administrative                       25.5     30.8%        20.0     28.0%        69.6     29.9%       57.4     29.5%
     Depreciation and amortization             8.4     10.2%         7.0      9.8%        23.4     10.1%       20.8     10.7%
                                            ------    ------      ------    ------      ------    ------     ------    ------
         Total operating expenses             63.8     77.3%        52.3     73.2%       175.9     75.6%      148.3     76.2%
                                            ------    ------      ------    ------      ------    ------     ------    ------

Operating income                            $ 18.7     22.7%      $ 19.1     26.8%     $  57.0     24.4%      $46.3     23.8%
                                            ======    ======      ======    ======      ======    ======     ======     =====

Net income                                  $  5.2      6.3%      $  5.9      8.3%     $  17.0      7.3%      $11.9      6.1%
                                            ======    ======      ======    ======      ======    ======     ======     =====

Adjusted EBITDA                             $ 29.3     35.6%      $ 27.5     38.5%     $  86.4     37.1%      $70.8     36.4%
                                            ======    ======      ======    ======      ======    ======      ======     =====


Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         Revenues. Revenues increased $11.1 million or 16% from 1999 to 2000. Radio revenues increased $8.1 million or 16% from 1999 to 2000. Radio's revenue growth was primarily due to higher advertising rates. Revenues from the Kansas City acquisition were $2.9 million. Cable revenues increased $2.2 million or 10% from 1999 to 2000. Cable's revenue growth was due to basic service rate increases.

         Operating income. Operating income decreased $0.4 million or 2% from 1999 to 2000, including the $3.0 million charge for revaluation of the Cable performance shares (See Note 2 to Condensed Consolidated Financial Statements). Radio operating income for the third quarter was $17.2 million, a $2.4 million or 16% increase over third quarter 1999. Improved Radio operating income was driven by increased revenues. The newly acquired Kansas City radio stations incurred a $0.3 million operating loss during the quarter. Cable operating income for the third quarter was $2.7 million, a $1.3 million or 33% decrease from the third quarter 1999. Cable's $1.9 million charge for the revaluation of performance shares, increased programming costs and higher Cable depreciation more than offset revenue gains. The Other segment recognized a $1.1 million compensation charge related to performance share revaluation during the period.

         Net income. Net income decreased $0.7 million or 12% from 1999 to 2000. Increases in revenue were more than offset by the $3.0 million charge for the revaluation of the Cable performance shares and higher interest expense.

         Depreciation and amortization. Depreciation and amortization increased $1.4 million or 20% from 1999 to 2000. Approximately $0.8 million of the increase was due to the $113.2 million Kansas City radio stations acquisition. Completed phases of cable system rebuilds and equipment to provide digital services and cable modem access were responsible for the balance of the increase.

         Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA increased $1.9 million or 7% from 1999 to 2000. Radio's Adjusted EBITDA was $21.3 million, a $3.5 million or 20% improvement over third quarter 1999. The increase in Radio's Adjusted EBITDA was the result of higher advertising rates, which were not accompanied by relatively higher expenses. The Kansas City radio station's Adjusted EBITDA was $0.1 million. Cable's Adjusted EBITDA was $8.6 million, a decrease of $0.5 million or 5% from 1999. The $1.9 million compensation charge for the revaluation of the Cable performance shares and higher programming costs caused the decrease.

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

         Interest expense. Interest expense increased $2.2 million or 27% from 1999 to 2000, due to additional debt incurred for the Kansas City acquisition and increased interest rates. The Kansas City radio stations acquisition increased interest expense by approximately $2.0 million during the current period. The average interest rate on the Company's credit facility was 8.8% and 8.3% for the three month periods ended September 30, 2000 and 1999, respectively.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

         Revenues. Revenues increased $38.3 million or 20% from 1999 to 2000. Radio revenues increased $28.3 million or 22% from 1999 to 2000. Radio's revenue growth was primarily due to higher advertising rates. The Kansas City radio station acquisition increased revenues by $2.9 million. Cable revenues increased $8.0 million or 13% from 1999 to 2000. Basic service rate increases provided the Cable revenue growth for the nine months.

         Operating income. Operating income increased $10.7 million or 23% from 1999 to 2000 despite a $3.0 million compensation expense related to revaluation of Cable performance shares (See Note 2 to the Condensed Consolidated Financial Statements). Radio operating income for the nine months was $48.3 million, a $13.8 million or 40% increase over same period 1999. Improved Radio operating income was driven by higher revenues. Cable operating income for the nine months was $8.8 million, a $2.3 million or a 21% decrease from the same period in 1999. Cable's $1.9 million charge for revaluation of performance shares, higher depreciation and higher programming costs caused the decrease. The Other segment recognized a $1.1 million compensation charge related to revaluation of Cable performance shares.

         Net income. Net income for the nine months 1999 included a $3.3 million extraordinary loss and a $2.3 million pretax curtailment gain. Net income, excluding these items, increased approximately $4.1 million or 32% from 1999 to 2000, despite the $3.0 million compensation charge for performance shares revaluation, higher Cable programming costs, a $0.8 million greater loss on replacement of cable distribution system and higher interest expense. Improved results were achieved from operating income gains.

         Depreciation and amortization. Depreciation and amortization increased $2.6 million or 13% from 1999 to 2000. Approximately $0.8 million of the increase was due to the $113.2 million Kansas City radio stations acquisition. Completed phases of cable system rebuilds and equipment to provide digital services and cable modem access were responsible for the balance of the increase.

         Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA increased $15.6 million or 22% from 1999 to 2000. Radio's Adjusted EBITDA was $59.3 million, a $15.9 million or 37% improvement over 1999. The increase in Radio's Adjusted EBITDA was the result of higher advertising rates, which were not accompanied by relatively higher expenses. Cable's Adjusted EBITDA was $26.2 million, an increase of $0.1 million over 1999. Basic service rate increases drove Cable's improved Adjusted EBITDA overcoming the $1.9 million compensation charge for the revaluation of the Cable performance Shares and higher programming costs.

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

         Interest expense. Interest expense increased $6.4 million or 32% from 1999 to 2000. In May 1999, the Company borrowed $116.9 million under its existing credit facilities and loaned the proceeds to its Parent. The nine months ended September 30, 2000 includes interest on this borrowing over the entire period. Interest expense related to the Kansas City radio station acquisition was $2.0 million for the current period. The average interest rate on the Company's senior credit facility was 8.6% and 7.6% for the nine month periods ended September 30, 2000 and 1999, respectively.


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

         Net cash provided by operating activities was $56.7 million for the nine months ended September 30, 2000. The Company's net cash provided by operating activities was generated by normal operations.

         Net cash used by investing activities was $146.7 million for the nine months ended September 30, 2000. Cash used by the Kansas City radio acquisition was $113.2 million. Cable acquired subscribers adjacent to existing systems for $3.8 million. Capital expenditures were $25.8 million and $21.7 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures were made to upgrade and maintain cable systems and to purchase equipment necessary to launch new Cable product lines. The Company expects to make capital expenditures of $35.0 million in 2000, of which $25.8 million has been spent through September 30, 2000, primarily for cable systems upgrades. We expect to use existing credit facilities to fund the cable systems upgrades.

         Net cash provided by financing activities was $91.0 million for the nine months ended September 30, 2000, including an increase in the revolving credit facility of $90.9 million. At September 30, 2000, the Company had $103.5 million borrowing availability under its senior credit facility.

         The Company believes that funds generated from operations and the borrowing availability under its senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, the Company evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Unless otherwise noted in this Form 10-Q, the Company has no current commitments or agreements with respect to any material acquisitions.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivatives and hedging activities. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has two zero-cost interest rate collar agreements expiring in 2001 with an aggregate notional amount of $50 million. The effect of these agreements limits the interest rate exposure on the notional amount to between 7.5% and 8.0%, plus an applicable margin. The Company is finalizing its implementation plan for January 1, 2001.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin, SAB 101, Revenue Recognition in Financial Statements, as amended, with an effective date of October 1, 2000, which summarizes the SEC's views on applying generally accepted accounting principles to revenue recognition. Management believes this SEC Staff Accounting Bulletin will not have a material impact on these condensed consolidated financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    See Exhibit Index

(b) The Company filed a Form 8-K on August 2, 2000, as amended on October 3, 2000, concerning the acquisition of three Kansas City radio stations.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 2000                     SUSQUEHANNA MEDIA CO.


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