Form 10-Q/A
period 2000-09-30
SUSQUEHANNA MEDIA CO
filed 2001-02-16
CIK 1088146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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


As of February 16, 2000, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed to correct certain disclosures contained in the condensed consolidated balance sheet included in the Company's Form 10-Q for the quarter ended September 30, 2000.

The Form 10-Q filed for the quarter ended September 30, 2000 contained an incorrect condensed consolidated balance sheet. Minority interests were understated by $19,668,000. Retained earnings and total stockholders' equity were overstated by the same amount. An incorrect share value was used in calculating the minority interests related to the Susquehanna Radio Corp. Employee Stock Plan. As described in note 2 to the condensed consolidated financial statements, the shares were revalued on July 1, 2000. The revaluation was not reflected in minority interests.

Since there were no unexercised options under this plan, there was no effect on reported income or Adjusted EBITDA.

                              SUSQUEHANNA MEDIA CO.
                                   FORM 10-Q/A
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

SIGNATURE.....................................................................15

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                 September 30,       December 31,
                                                                                      2000              1999
                                                                                      ----              ----
                                                                                  (unaudited)
                                                      ASSETS
Current Assets
     Cash and cash equivalents                                                   $   1,719            $     639
     Accounts receivable, net                                                       43,862               43,017
     Other current assets                                                            5,033                4,400
     Interest receivable from Parent                                                 5,291                    -
                                                                                  --------              -------
         Total Current Assets                                                       55,905               48,056
Property, Plant and Equipment, net                                                 137,563              124,088
Intangible Assets, net                                                             320,890              215,125
Note Receivable from Parent                                                        111,329              111,329
Investments and Other Assets                                                        29,939               27,544
                                                                                  --------              -------
                                                                                 $ 655,626            $ 526,142
                                                                                  ========              =======

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                            $  13,189            $  15,350
     Current portion of long-term debt                                                  66                   59
     Accrued interest                                                                6,880                3,108
     Accrued income taxes                                                            2,623                  227
     Deferred income taxes                                                             210                  815
     Accrued ESOP benefits costs                                                     5,898                1,370
     Other accrued expenses                                                         19,423               11,919
                                                                                  --------              -------
         Total Current Liabilities                                                  48,289               32,848
                                                                                  --------              -------
Long-term Debt                                                                     496,412              405,562
                                                                                  --------              -------
Other Liabilities                                                                    1,356                  832
                                                                                  --------              -------
Deferred Income Taxes                                                               38,603               37,166
                                                                                  --------              -------
Minority Interests                                                                  43,827               18,453
                                                                                  --------              -------
Stockholders' Equity
     Preferred stock - voting, 7% cumulative with par value of $100,
         authorized 110,000 shares, 70,499.21 issued and outstanding                 7,050                7,050
     Common stock - voting, $1 par value, authorized 1,100,000
         shares, 1,100,000 shares issued and outstanding                             1,100                1,100
     Retained earnings                                                              18,989               23,131
                                                                                  --------              -------
         Total Stockholders' Equity                                                 27,139               31,281
                                                                                  --------              -------
                                                                                $  655,626            $ 526,142
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

         On April 10, 2000, Susquehanna Pfaltzgraff Co.'s (the Company's parent) Board of Directors changed the method of determining the repurchase value for Susquehanna Radio Corp's Employee Stock Plan and Susquehanna Cable Co.'s (SCC's) Performance Share Plan. Over a period beginning July 1, 2000 through April 1, 2002, repurchase values for both plans will transition to fair values based upon Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation. SCC's Performance Share Plan is a non-qualified deferred compensation plan. Based on values used in the December 31, 1999 ESOP valuation, compensation expense of $3.0 million was recognized in July 2000 for the increase in performance share value. On July 1, 2000, repurchase values became based one-third on fair value and two-thirds on the previous formula value. On April 1, 2001, repurchase values will be based two-thirds on fair value and one-third on the previous formula value. On April 1, 2002 and thereafter, repurchase values will be based on fair values for Radio and Cable as determined by the Parent's annual independent ESOP valuation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

         Some of the statements in this Form 10-Q/A, as well as statements made by the Company in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in the Company's markets), acquisition opportunities, expectations and estimates concerning future financial performance, the possibly material impact and timing of compensation expenses related to changes in performance share values and the change in value of minority interests subject to required repurchase, the Company's ability to successfully integrate acquired businesses or properties and realize anticipated benefits of such acquisitions, financing plans and access to adequate capital on favorable terms, the Company's ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting the Company's business, nonrenewal of cable franchises, advances in technology and the ability of the Company to adapt to such advances, decreases in the Company's customers advertising and entertainment expenditures and other factors over which the Company may have little or no control.

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

         The Company believes that funds generated from operations and the borrowing availability under its senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, the Company evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Unless otherwise noted in this Form 10-Q/A, the Company has no current commitments or agreements with respect to any material acquisitions.

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


February 16, 2001                     SUSQUEHANNA MEDIA CO.


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