Form 10-K
period 2000-12-31
SUSQUEHANNA MEDIA CO
filed 2001-04-02
CIK 1088146

================================================================================
                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to _________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

                          -----------------------------

         As of March 27, 2001, there were 1,100,000 shares of Common Stock outstanding all of which was held by Susquehanna Pfaltzgraff Co., the Company's parent.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                      INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS...........................2
PART I.........................................................................3
  Item 1. Business.............................................................3
  Item 2. Properties..........................................................26
  Item 3. Legal Proceedings...................................................27
  Item 4. Submission of Matters to a Vote of Security Holders.................27
PART II.......................................................................28
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................28
  Item 6. Selected Financial Data.............................................29
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................31
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........37
  Item 8.  Financial Statements and Supplementary Data........................38
  Item 9. Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure............................................58
PART III......................................................................59
  Item 10. Directors and Executive Officers of the Registrant.................59
  Item 11. Executive Compensation.............................................60
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.........................................................61
  Item 13. Certain Relationships and Related Transactions.....................63
PART IV.......................................................................66
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...66

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the statements in this Form 10-K, as well as statements made by us in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "approximately," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties.

         All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

o general economic and business conditions, both nationally and in our markets;
o expectations and estimates concerning future financial performance;
o the possibly material impact and timing of compensation expenses related to changes in performance share values and the change in value of minority interests subject to required repurchase;
o acquisition opportunities and our ability to successfully integrate acquired businesses or properties and realize anticipated benefits of such acquisitions;
o financing plans and access to adequate capital on favorable terms;
o our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;
o the impact of competition from other radio stations, media forms and communication service providers;
o the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;
o the possible non-renewal of cable franchises;
o increases in programming costs;
o the accuracy of anticipated trends in our businesses, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein;
o advances in technology and our ability to adapt to such advances;
o decreases in our customers' advertising and entertainment expenditures; and
o other factors over which we may have little or no control.

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

                                     PART I


Item 1.  Business

         Overview of Susquehanna Media

         Susquehanna Media was incorporated in 1993 as an intermediate cable and radio broadcasting holding company subsidiary of Susquehanna Pfaltzgraff. Susquehanna Pfaltzgraff was founded in 1941 by Louis J. Appell, Sr. to own and operate WSBA-AM, our flagship radio station in York, Pennsylvania. In 1954, The Pfaltzgraff Co., a leading manufacturer of ceramic dinnerware, was merged into Susquehanna Pfaltzgraff. The Pfaltzgraff Co. had been owned by the family of Mrs. Louis J. Appell, Sr. We entered the cable television business in 1965 when we were awarded a franchise to operate in York, Pennsylvania.

         We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately owned radio broadcaster and the 9th largest radio broadcaster overall in the United States based on 1999 revenues. As of December 31, 2000, we own and operate 17 FM and 9 AM stations that serve four of the nation's ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as four other significant markets (Cincinnati, Indianapolis, Kansas City and York, Pennsylvania). We were also the 19th largest cable multiple system operator in the United States with seven cable systems serving approximately 192,000 subscribers as of December 31, 2000.

         We also provide Internet access and enhanced services to residential and business customers under the tradename "BlazeNet." Our services include (i) Internet access via telephone dial-up service or cable modem, (ii) website creation, hosting and maintenance, and (iii) local and wide area network design, construction and operation.

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

         Our business strategy for radio includes the following key elements intended to establish leadership positions in the markets we serve and to enhance our operating and financial performance:

     o Focus on large markets. We generate approximately 76% of our radio revenues from the ten largest markets in the United States and more than 94% from top 40 markets. We intend to continue focusing on large markets.

     o Employ targeted programming and market research. We seek to maximize station operating performance through extensive market research, innovative programming, and distinctive marketing campaigns.

     o Emphasize sales and marketing. We place great emphasis on being familiar with our listening audience and their lifestyle characteristics in order to match effectively our audience's demographics with the specific target audiences of our advertisers.

     o Decentralize management. We decentralize much of our operations to regional and local levels. Each of our regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of their particular market.

     o Selectively pursue strategic acquisitions. In addition to seeking continued internal growth, we intend to pursue acquisition opportunities that would allow us to continue to compete more effectively for advertising revenues and to increase our growth rate of revenues and cash flow.

         The Radio Broadcasting Industry

         The radio broadcasting industry is characterized by the following key factors:

         Significant growth. The sale of advertising time to local and national spot advertisers and to national network advertisers is the primary source of revenues for radio stations. Local and national spot advertising is generally used to target the market where a station is located or to cover regions larger than the markets where a station is located. National network advertising is included in national syndicated programming aired on radio stations. The growth in total radio advertising revenue tends to be fairly stable, growing over the last 25 years at an 9.9% compound annual rate, compared to a gross domestic product growth rate of 7.5%.

         Broad market coverage. According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers 1999, each week radio reaches approximately 96% of all Americans over 12 years of age. More than one-half of all radio listening occurs outside the home, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 11 minutes per day listening to radio. The highest portion of radio listening occurs during the morning, particularly between the time a listener wakes up and the time he reaches work. This "morning drive time" period reaches more than 80% of people over 12 years of age, and as a result, radio advertising sold during this period achieves premium advertising rates.

         Low-cost advertising. The cost to reach a thousand listeners, or impressions, is the benchmark for comparing different media with different reach and frequency aspects. Radio is recognized by the advertising community for its ability to generate a high frequency of commercial impressions cost efficiently. This is caused by its low cost per minute, or low cost per rating point. Stations are generally classified by their on-air format, such as country, adult contemporary, oldies and news/talk. A station's format and style of presentation enables it to efficiently target certain demographics. By capturing a specific share of a market's radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to enable advertisers to maximize their reach for each dollar of advertising expenditures.

     Radio Properties

         Our radio subsidiary, Susquehanna Radio Corp., operates radio stations in San Francisco, Dallas, Houston and Atlanta, all of which are top ten markets, as well as radio stations in Cincinnati, Indianapolis, Kansas City, York, Pennsylvania and Anniston, Alabama. The following table sets forth certain information regarding our radio stations and their respective markets. The table excludes WABZ-FM in Albemarle, North Carolina and KIKT-FM and KGVL-AM in Greenville, Texas, which are owned by us, but operated by third parties under a time brokerage agreement. Market rank by revenue is based upon market revenue size of the primary radio market served by the station among all radio markets in the United States, as reported in Duncan's Radio Market Guide. Station rank and audience share are based upon a station's share of its primary demographic target for the period Monday through Sunday, 6 a.m. to 12 midnight by market, as reported by Arbitron in Fall 2000. Combined market revenue share represents our share of the total radio advertising revenue from the market, as reported in Duncan's 2000 Radio Market Guide for the year 1999. Combined market revenue rank represents our rank in the market as measured by the amount of its radio advertising revenue from the market, as reported in Duncan's 2000 Radio Market Guide.


                                                                                     Station
                                                                       Station       Audience
                       Market                                            Rank       Share In     Combined  Combined
                        Rank     Station                  Primary     In Primary     Primary      Market    Market
                         By    Programming     Year     Demographic  Demographic   Demographic   Revenue    Revenue
 Market And Stations  Revenue     Format     Acquired      Target       Target       Target       Share      Rank
 -------------------  -------     ------     --------      ------       ------       ------       -----      ----
San Francisco, CA.....   4                                                                        18.0%        3
  KFOG/KFFG-FM(1)..            Adult Album   1983/1995    A 25-44         2            4.2%
                               Alternative
  KNBR-AM.............         Sports/Talk     1989       M 25-54         7            3.8%
  KSAN-FM.............         Classic Rock    1997       M 25-44         2            5.1%
  KTCT-AM.............         Sports/Talk     1997       M 25-54        23+           1.3%

Dallas/Ft. Worth, TX..   5                                                                        11.8%        4

  KTCK/KTBK-AM(1).....         Sports/Talk     1996       M 18-44         1            8.5%
  KPLX-FM.............         Country         1974       A 25-54         3            5.7%
  KLIF/KKLF-AM(1).....         Talk          1980/1998    A 35-64        19            1.6%
  KKMR/KMRR-FM(1).....         Adult Album   1996/1998    A 25-44        13+           2.6%
                               Alternative

Atlanta, GA...........   7                                                                         6.7%        7

  WNNX-FM.............         Modern Rock     1974       M 18-34         4            8.5%
  WHMA-AM.............         Sports/Talk     1997          --          --              --
   (Anniston, AL)(2)..
  WWWQ-FM (2).........         Contemporary    1997       A 18-34        --              --
                               Hit Radio

Houston, TX...........   9                                                                         7.1%        6

  KRBE-FM.............         Contemporary    1986       W 18-34         2           10.1%

Cincinnati, OH........  19                                                                        10.0%        3

  WRRM-FM.............         Adult           1972       W 25-54         1           11.5%
                               Contemporary
  WMOJ-FM.............         Rhythmic        1997       W 35-54         3            9.4%
                               Oldies

Indianapolis, IN......  29                                                                        24.1%        3


  WFMS-FM.............         Country         1972       W 35-54         1           13.7%
  WGLD-FM.............         Oldies          1993       A 35-54         3            9.4%
  WGRL-FM.............         Young           1997       W 18-34        13+           1.3%
                               Country

Kansas City, KS.......30                                                                          19.4%        3

  KCMO-FM.............         Oldies          2000       A 35-54         1            6.4%
  KCFX-FM.............         Classic         2000       A 25-54         2            6.0%
  KCMO-AM.............         Talk            2000       M 35-64        10            3.6%

York, PA..............97                                                                          40.0%        1

  WARM-FM.............         Adult           1962       W 25-54         1           12.5%
                               Contemporary
  WSBA-AM.............         Talk            1942       A 35-64        11            3.1%


----------------------
(1) These stations are simulcast and have been combined for market rank and ratings.

(2) WHMA-AM is located in Anniston, Alabama and does not broadcast in the Atlanta market. In November 2000, the Federal Communication Commission granted our petition to move WHMA-FM from Anniston, Alabama to College Park, Georgia. Station call letters were changed to WWWQ-FM when it debuted in the Atlanta market on January 22, 2001.


     Market Overviews

         We own and operate radio stations in the following markets:

         San Francisco. We have operated in the San Francisco market since 1983, and currently own three FM and two AM stations in the area. We own KNBR-AM, one of the original 50,000 watt, clear channel AM licenses, which provides clear reception throughout northern California and as far inland as eastern Nevada. The station is currently programmed with a sports talk format and has the broadcast rights to the San Francisco Giants and the Golden State Warriors. Two of our stations, KFOG/KFFG-FM and KSAN-FM, are each ranked 2nd in their respective target demographics.

         Dallas/Ft. Worth. We have been operating in the Dallas/Ft. Worth market since 1974, and currently own three FM and four AM stations in the area. Two of our stations, KTCK-AM and KTBK-AM, which are programmed with a sports talk format and are simulcast, are each ranked 1st in the market among males 18 to 44 and have the broadcast rights to the Dallas Mavericks. KPLX, which is programmed with a "Texas" country format, is rated 3rd in the market among adults 25 to 54.

         Houston. We entered the Houston market in 1986 when we acquired KRBE-FM, which serves the Houston market with a top 40 radio format. KRBE-FM has been a dominant radio station in Houston since the 1970s and is ranked 2nd among women 18 to 34. This station attracts over 700,000 listeners each week.

         Atlanta. Atlanta represents one of the most desirable radio broadcast markets in the country, with only 17 FM and 24 total radio stations serving the market. We entered the Atlanta market in 1974 with the acquisition of WNNX-FM, which is programmed with modern rock and ranked 4th among men 18 to 34. In November 2000, the FCC granted a petition to move WHMA-FM in Anniston, Alabama to the Atlanta market. Station call letters were changed to WWWQ-FM when it debuted in the Atlanta market on January 22, 2001 with a Top 40 format.

         Cincinnati. We have operated in Cincinnati since 1972, and currently own two FM stations in the market. WRRM-FM, which is programmed with adult contemporary, is the sole adult contemporary station in the market and is ranked 1st among women 25 to 54. WMOJ-FM, which is programmed as a rhythmic oldies station, is a strong contender, placing 3rd among women 25 to 54.

         Indianapolis. We have operated in Indianapolis since 1972, and currently own three FM stations in the market. WFMS-FM, which is programmed with contemporary country, is the top ranked station among women 25 to 54 and has ranked either 1st or 2nd in the market since 1992. Oldies WGLD, with its 50 kilowatt transmitting power, effectively targets adults 35-54, ranking third in the market.

         Kansas City. In July 2000, we acquired three radio stations serving the Kansas City market. Oldies KCMO-FM dominates the market as the number one radio station in its target adult 35-54 demographic. KCFX-FM ranks 2nd among adults 25 to 54 and is the flagship station for the Kansas City Chiefs. KCMO-AM is one of the oldest continuously operated radio stations in the United States, being on the air since 1936.

         York. We have operated in York since 1942, and currently own two stations in the market. WARM-FM, which is programmed with an adult contemporary format, is the dominant station among women 25 to 54. WSBA-AM, which is programmed with news and sports, is the AM ratings leader in York.

     Advertising

         Most of our radio revenues are generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2000, approximately 78% of our radio revenues were generated from the sale of local and regional advertising, compared to 71% in 1999 and 82% in 1998. We generate additional radio revenues by marketing our proprietary database of listeners, selling print advertising and sponsoring local events. These important and growing sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time.

         Each radio station's local sales staff solicits advertising either directly from local advertisers or indirectly through advertising agencies. We employ personnel in each of our markets to produce commercials for advertisers. Regional advertising sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff. National advertising sales are made by a firm specializing in such sales in exchange for a commission from us based on our gross revenue, net of agency commission from the advertising sold. Regional advertising sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

         We estimate the optimum number of advertisements available for sale by a station for a particular time period. The number of advertisements that can be broadcast without jeopardizing listening levels (and resulting ratings) is limited in part by the programming format of a particular station. We seek to maximize revenue by managing on-air inventory of advertising time and adjusting prices to local market conditions and to our ability, through our marketing efforts, to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level may vary at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our on-air inventory, and in general, we respond to this demand by varying prices rather than varying our target inventory level for a particular station. As a result, most changes in revenue are explained by demand-driven pricing changes rather than changes in available inventory.

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

         o        the supply of and demand for radio advertising time; and

         o        certain qualitative factors.

         Rates are generally highest during morning and afternoon commuting hours. A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives in connection with advertising sales and are used by us to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's and our principal rating agency is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets.

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

         Our stations compete directly for listeners and advertising revenues with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base comprised of specific demographic groups in each of its markets, we are able to attract advertisers seeking to reach those listeners. Radio stations periodically change their formats to compete directly with other stations for listeners and advertisers. Another station's decision to convert to a format similar to that of one of our radio stations in the same geographic area or launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, accordingly, lower our broadcast cash flow.

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

         Although the radio broadcasting industry is highly competitive, and competition is enhanced to some extent by changes in existing radio station formats and upgrades of power, certain regulatory limitations on market entry continue to exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited by the availability of FM and AM radio frequencies allotted or assigned by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. See "Federal Regulation of Radio Broadcasting."

         In addition to other radio stations, we compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. The radio broadcasting industry also competes with new media technologies, such as the delivery of audio programming by cable television systems, over the Internet, and by satellite digital audio radio services. Digital audio radio services may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. Despite the introduction of new technologies for the delivery of entertainment and information, including television broadcasting, cable television, audio tapes and compact discs, the radio broadcasting industry historically has grown. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the introduction of new media technology will not have an adverse effect on the radio broadcasting industry.

     Cable Television

         We entered the cable television industry in 1965, when we were awarded the franchise to operate in York, Pennsylvania. Our cable systems currently serve approximately 192,000 subscribers as of December 31, 2000 through 13 signal receiving and transmitting facilities (head-ends) in Pennsylvania, Mississippi, Maine, Illinois and Indiana. We own, develop and operate geographically clustered cable television systems in small and medium-sized communities. We believe that these systems are less susceptible to competition and subscriber turnover than urban cable television systems and result in more predictable revenue and cash flow.

         Our business strategy for cable television includes the following key elements intended to enhance our operating and financial performance:

         o Build strategic clusters. To maximize operating efficiencies, we have pursued the development and acquisition of cable television systems in communities that are within close proximity to our existing systems.

         o Focus on customer satisfaction. To maximize customer satisfaction, we strive to provide reliable, high-quality service offerings, superior customer service and attractive programming choices at reasonable rates.

         o Continue upgrade of technical facilities. We seek to provide reliable, high-quality cable television services to our customers. To achieve this goal we are continually expanding and upgrading our cable systems to increase channel capacity, enhance signal quality, improve technical reliability and reduce the number of head-ends in existing systems.

         o Develop new sources of revenues. We believe that the investment we have made in our cable systems has enabled us to generate additional revenue by providing expanded tiers of basic programming, digital cable services, premium services, and additional pay-per-view services. In addition, we are expanding new services, such as Internet access, high-speed data, video-on-demand and other interactive services.

     The Cable Television Industry

         A cable customer generally pays an initial installation charge and fixed monthly fees for cable television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable television operators frequently also offer to their customers home shopping services, from which the systems receive a share of revenue from sales of products in the systems' service areas. Cable television operators are also generating increasing revenues from the sale of enhanced data services. Cable television revenues tend to be stable, growing over the last 15 years at an 11.7% compound annual rate, compared to a gross domestic product growth rate of 6.0%. Cable television did not experience a single down year in revenue during this period of time. Cable television systems offer customers various levels (or "tiers") of cable television services consisting of:

         o a limited basic service, comprised of off-air broadcast television signals, local origination programming produced by the cable system and/or public access groups, and a limited number of satellite services such as home shopping channels and C-Span; and

         o an expanded basic service, comprised of satellite delivered, non-broadcast channels such as: Cable News Network (CNN), Entertainment and Sports Programming Network (ESPN) and Turner Network Television (TNT).

         For an extra monthly charge, cable television systems also offer premium television services. These services (such as Home Box Office, Cinemax and Showtime) are satellite delivered channels offering feature films, live sporting events, concerts and other special entertainment features presented without commercial interruption.

         Digital cable, a new subscription service, offers enhanced television viewing with interactive guides, compact disc quality music channels, theater sound quality, and multiple services of premium and pay-per-view channels. These additional product offerings are made possible by use of bandwidth-saving digital compression.

         A cable television system receives television, radio and data signals that are transmitted to the system's head-end by means of off-air antennae, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial cable, and in some instances fiber optic cable, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 15 years.

     Cable Properties

         The following table sets forth certain information regarding our cable systems as of December 31, 2000. Homes passed represents the maximum number of homes that could become subscribers in the particular cable system. Basic penetration represents basic subscribers as a percentage of homes passed. Digital penetration represents digital terminals as a percentage of basic subscribers. Premium penetration represents premium units as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Cable modem penetration represents cable modem subscribers as a percentage of homes passed. Average monthly revenue per basic subscriber represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

                                                                                                         Average
                                                                                                         Monthly
                                                                                            Cable        Revenue
                       Homes         Basic         Basic       Digital       Premium        Modem       Per Basic
   Cable System        Passed     Subscribers   Penetration  Penetration   Penetration   Penetration   Subscriber
   ------------        ------     -----------   -----------  -----------   -----------   -----------   ----------
Pennsylvania
   York.............   115,876       91,127         78.6%        10.6%         45.2%         2.9%         $41.15
   Williamsport......   49,496       37,490         75.7          8.2          35.6          3.7           41.73
Mississippi
   Rankin.............  34,426       23,326         67.8         17.4          47.0           NA           41.31
Maine
   Brunswick.......     27,562       19,893         72.2          7.0          31.1         11.6           43.89
Illinois/Indiana
   Midwest..........    26,908       20,293         75.4          8.5          38.8          0.3           35.81

Totals                 254,268      192,129         75.6%        10.3%         41.3%         3.3%         $40.99



     Cable Systems

         The following table sets forth certain selected technical, operating and financial data for each of our cable systems as of and for the year ended December 31, 2000. Density represents homes passed divided by miles of plant. Plant bandwidth represents percentage of plant mileage within a system served by the indicated plant bandwidth. Basic penetration represents basic subscribers as a percentage of homes passed. Digital terminals represents the number of active terminals for which customers have subscribed to digital services. Digital penetration represents digital terminals as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Premium penetration represents premium units as a percentage of basic subscribers. Average monthly revenue per basic subscriber represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

        SELECTED TECHNICAL, OPERATING AND FINANCIAL DATA BY CABLE SYSTEM
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000

                                                  YORK        WILLIAMSPORT    RANKIN      BRUNSWICK      MIDWEST       TOTAL
                                                  ----        ------------    ------      ---------      -------       -----
TECHNICAL DATA:
Miles of Plant..............................     1,612             840           639          741           526        4,358
Density.....................................        72              59            54           37            51           58
Head-ends...................................         1               4             2            2             4           13
Planned 2001 Head-end eliminations                   0               3             0            1             0            4
Plant Bandwidth:                                                                                                           0
      330-450MHz............................     17.0%           20.0%         78.0%        31.0%         29.0%        30.0%
      550 MHz...............................      0.0%            0.0%         22.0%        33.0%         71.0%        17.0%
      750 MHz...............................     83.0%           80.0%          0.0%        36.0%          0.0%        53.0%
OPERATING DATA:
Homes passed................................   115,876          49,496        34,426       27,562        26,908      254,268
Basic subscribers...........................    91,127          37,490        23,326       19,893        20,293      192,129
Basic penetration...........................     78.6%           75.7%         67.8%        72.2%         75.4%        75.6%

Digital terminals...........................     9,626           3,060         4,054        1,390         1,716       19,846
Digital penetration.........................     10.6%            8.2%         17.4%         7.0%          8.5%        10.3%
Premium units...............................    41,162          13,349        10,952        6,184         7,875       79,522
Premium penetration.........................     45.2%           35.6%         47.0%        31.1%         38.8%        41.3%
FINANCIAL DATA:
Revenue (in thousands)......................   $44,339         $17,993       $11,453      $10,520        $8,808      $93,113
Average monthly revenue per
   basic subscriber.........................    $41.15          $41.73        $41.31       $43.89        $35.81       $40.99


         York. The York, Pennsylvania cable system is our largest, serving subscribers in 34 municipalities and accounting for 47% of our total subscribers. A hybrid fiber/coaxial rebuild of the York system began in 1995, and approximately 83% of the system has cable plant with bandwidth capacity of 750 MHz. The rebuild is expected to be completed by the end of 2001. The York system is two-way capable, which allows cable modem service and other services. Cable modem service has been provided to customers since 1997. Digital services were launched in October 1999, with penetration exceeding 10% of basic customers as of December 31, 2000.

         Williamsport. The Williamsport system accounts for 20% of our total subscribers. Approximately 80% of the system has been rebuilt to 750 MHz, and the rebuild is expected to be completed by the second quarter of 2001. The system is two-way capable. Cable modem services are presently offered to consumers and commercial customers. Digital services were launched in June ,with penetration exceeding 8% of basic customers as of December 31, 2000. On September 1, 2000, we acquired the adjacent cable systems from AT&T, which served 2,200 total basic subscribers. The systems will be technically merged into the main Williamsport system when the rebuild is completed in 2001.

         Rankin. The Rankin County, Mississippi cable system encompasses three small towns, many upscale suburban developments and the southeastern shore of an attractive reservoir recreation area just east of the state capital of Jackson. The area continues to experience housing growth. Over the past five years, the average annual compound internal growth rate of new subscribers to the Rankin system has been 4.5%, and the system accounts for 12% of our total subscribers. Approximately 95% of the Rankin system currently has a bandwidth of 450 MHz or greater. The system launched digital technology in February 2000, and digital penetration exceeds 17% of basic customers.

         Brunswick. The Brunswick cable system serves the communities of Brunswick, Freeport, Bath, Harpswell and Woolwich, Maine and accounts for 10% of our total subscribers. Approximately 70% of the Brunswick system has been rebuilt to a minimum of 550 MHz. The primary head-end in Brunswick serves approximately 91% of the subscribers. The remaining small head-end acquired in December 1998 will be eliminated over the next 12 months and linked to the Brunswick head-end. The Brunswick system is two-way capable. The system has been providing cable modem service since 1996 to commercial customers and since 1998 to residential customers. Digital services were launched in August 2000, and achieved 7% penetration to basic customers at December 31, 2000.

         Midwest. The Midwest cable group serves Shelbyville, Indiana and Olney and DuQuoin, Illinois. Shelbyville offers attractive demographics and growth opportunities as a result of its proximity to the growing Indianapolis market. The Midwest group accounts for 11% of our total subscribers. The systems currently have bandwidth ranging from 330 MHz to 550 MHz, with 71% at 550MHz. Digital services were launched in 2000, in both Indiana and Illinois with penetration exceeding 8% of basic customers.

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

         In January 2000, Comcast Corporation acquired Lenfest Communications, Inc. and consequently, Lenfest's interest in Susquehanna Cable and certain of its subsidiaries. Programming costs for 2000 were approximately $1.9 million higher due to the loss of previous programming discounts received due to Lenfest's ownership. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

         Programming costs are expected to increase in the ordinary course of our business as a result of increases in the number of basic subscribers, increased costs to purchase cable programming, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. In the event that we acquire Comcast's ownership interests in Susquehanna Cable, our programming costs will increase faster than they would otherwise. See Part III, Item 13 of this annual report for additional details regarding our relationship with Comcast.

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

         o introduction of multiplexed premium channels to improve their price/value perception; and

         o advertisement and sponsorship of community-based events to enhance our local presence.

         We believe that providing superior customer service is a key element of our long-term success because the quality of customer service affects our ability to retain customers. We believe that it also contributes to subscriber growth and positions us to sell additional products and services. To enhance customer service, we have initiated programs to improve the skills of our employees. In 1998, we introduced an initiative for customer service employees entitled Sales Training for Excellence in Leadership, Learning and Retention (STELLAR) which includes extensive training, performance follow-up and standardized skills for all customer service representatives. An enhanced program piloted in 2000, called STELLAR +, is geared specifically toward improvement of sales performance through measurement, coaching and compensation incentives.

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

     Technology

         As part of our commitment to customer service, we seek to provide reliable, high-quality cable television service. As such, our primary objective with respect to Susquehanna Cable's capital expenditures is to maintain, expand and upgrade its cable plant to improve and expand its cable television services. Through a capital investment program, we are expanding channel capacity, enhancing signal quality, improving technical reliability and providing a platform to deliver high-speed data services, including Internet access. We believe that such technical improvements and upgrades create additional revenue opportunities, enhance operating efficiencies, improve franchising relations and increase customer satisfaction. We expect capital spending in 2001 for rebuild activities to total $12.7 million.

         The following table summarizes, as of December 31, 2000, our existing bandwidth profile and our bandwidth profile upon completion of work-in-progress projects (which are generally expected to be completed by the end of 2001).


                                               330 TO 450 MHZ              550 MHZ                 750 MHZ
                                              (Approximately 60       (Approximately 82       (Approximately 82
                                              Analog Channels)        Analog Channels)       Analog Channels) (1)
                                              ----------------        ----------------       --------------------
EXISTING BANDWIDTH PROFILE
Miles of plant                                      1,307                    740                    2,311
% miles of plant                                      30%                    17%                      53%
BANDWIDTH PROFILE UPON
   COMPLETION OF WORK IN PROGRESS
Miles of plant                                        523                    915                    2,920
% miles of plant                                      12%                    21%                      67%


(1) Plus 200 MHz of additional bandwidth for digital programming and other enhanced services.

         Our use of fiber optic technology as an enhancement to coaxial is enabling us to consolidate head-ends and reduce amplifier cascades, thereby improving picture quality and system reliability and reducing head-end and maintenance expenditures. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We anticipate that the installation of fiber optic cable will allow us to consolidate from 13 head-ends as of December 31, 2000 to 9 head-ends by the end of 2001. In our larger systems, fiber optic technology is deployed in a "ring" design providing a redundant path for video and data signals being delivered to large subscriber groups. This approach provides an extra degree of reliability in the event that fiber optic cable is damaged on the primary path.

         Digital compression is a technology that enables cable operators to increase channel capacity of cable television systems by permitting a significantly increased number of digitalized video signals to fit within a cable television system's existing bandwidth. At December 31, 2000, digitally compressed services were available to 88% of our customer base, and we expect that availability will be 99% by December 31, 2001.

         The provision of high-speed cable modems to residential and business customers has recently become a source of additional revenue to the cable industry. Cable modems provide Internet access at higher speeds and lower costs than the technologies offered by other communication providers. For example, a 10 megabit-capable cable modem provides Internet access at download speeds approximately 10 times faster than typical 56.0 kilobit dial-up telephone modem connections. Cable modem service is now available in York and Williamsport, Pennsylvania and Brunswick, Maine and on a more limited basis in Shelbyville, Indiana.


     Other Services

         Susquehanna Data Services. Susquehanna Data Services, Inc., a wholly-owned subsidiary of ours, was formed in 1996 to provide Internet and data networking services to residential and business customers. Marketing its products and services under the tradename "BlazeNet," Susquehanna Data Services offers Internet access over both telephone and cable modems, website creation, hosting and maintenance, local and wide area network design, construction and operation, and telecommunications products from Susquehanna Adelphia Telecommunications and other local telephone companies. As a website host, we provide a central computer that is connected to the Internet 24 hours a day. We store all of our customers' website files on our computer so that each website and all of its content are available to users worldwide at all times. Our local and wide area network services enable us to provide network services in both a limited area, such as a building or campus, or a larger area extending beyond a single building or campus. As of December 31, 2000, BlazeNet provided access service to approximately 12,400 business and consumer accounts. Approximately 27% of these accounts access the Internet using cable modems. Our Internet access business continues to grow rapidly, with an increase in accounts of over 39% in 2000.

         During 2000, BlazeNet acquired the assets of two web development companies for $8.2 million. BlazeNet has merged the operations of the two companies under common management to enhance our ability to pursue, develop, deploy and maintain custom web sites. Our customers include entertainers, publishers, associations, governmental and commercial entities.

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

         Adelphia Partnership. In 1997, Susquehanna Media, through its wholly-owned subsidiary Susquehanna Fiber Systems, Inc., entered into a 50/50 partnership with Hyperion Telecommunications of Pennsylvania, Inc., now Adelphia Business Solutions, Inc., a subsidiary of Adelphia Communications Corp., to enter the competitive local exchange carrier business in the York, Pennsylvania market. The partnership provides long distance access circuits to businesses bypassing the local telephone company, point-to-point data circuits and switched business access services. Susquehanna Cable has constructed and maintains a 180 mile fiber optic SONET ring network that is leased to the partnership under a long-term contract. As of December 31, 2000, the partnership provided service to 88 buildings in the York area and had over 8,000 access lines installed.

         In 2000, we entered into an agreement with Adelphia Business Solutions Inc. to construct a fiber optic network in the Williamsport market totaling approximately 120 miles. Completion of this project is expected in second quarter 2001, at a cost of approximately $2.0 million.


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

         As of December 31, 2000, we held a total of 129 franchises. Many of these franchises require the payment of fees to the issuing authorities ranging from 1% to 5% of gross revenues (as defined by each franchise agreement) from the related cable system. The Cable Communications Policy Act of 1984 (1984 Cable Act) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

         Our cable franchises expire at various times through 2015. The following table sets forth certain information relating to our franchises:


                                                Number of        Percentage of Total   Percentage of Total
         Year of Franchise Expiration           Franchises            Franchises        Basic Subscribers
         ----------------------------           ----------            ----------        -----------------
         2001-2003......................          36                      28%                   31%
         2004 and after.................          93                      72%                   69%
                                                  --                      ---                   ---

         Total                                   129                     100%                  100%
                                                 ===                     ====                  ====

         The 1984 Cable Act and the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act) provide, among other things, for an orderly franchise renewal process, which limits a franchising authority's ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the 1984 and 1992 Cable Acts establish comprehensive renewal procedures, which require, when properly elected by an operator, that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications. Upon a franchise renewal request, however, a franchise authority may seek to add new and more onerous requirements upon the cable operator, such as significant upgrades in facilities and services or increased franchise fees, as a condition or renewal. We believe that our relationship with local franchise authorities is good. Although we cannot provide guarantees, we anticipate our franchises will be renewed upon expiration.

     Competition

         Cable television systems face competition from alternative methods of distributing video programming and from other sources of news, information and entertainment. These sources include direct broadcast satellite, off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including videotape cassette recorders. The extent to which a cable television system is competitive depends, in part, upon that system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those available off-air or through alternative delivery sources and upon superior technical performance and customer service.

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

         Digital Broadcast Satellites. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites utilizing video compression technology, which provides more than 100 channels of programming over a single high-powered digital broadcast satellite. Digital broadcast satellite service can be received virtually anywhere in the United States through small rooftop or side-mounted antennae and is not subject to certain local restrictions on the location and use of digital broadcast satellite and other satellite receiver dishes. Digital broadcast satellite service is presently being heavily marketed on a nationwide basis by two service providers. Digital broadcast satellite systems offer more programming and with digital quality, but may have higher up-front costs or require long-term agreements and may lack local programming and service. Both digital broadcast satellite providers offer some local signals in a limited number of markets. Digital broadcast satellite providers in a portion of our Midwest market offer some local programming.

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

         Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations. See "Cautionary Note Regarding Forward-Looking Statements."


     Employees

         We have approximately 1,530 employees as of December 31, 2000. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

Cable Performance Share Plan

         On July 1, 2000, the first of a three-step change in the valuation of Susquehanna Cable's performance share plan occurred. Performance shares were previously valued using a formula. On July 1, 2000, performance shares were revalued based 2/3 on the former formula and 1/3 on fair value as determined by Susquehanna Pfaltzgraff Co.'s independent valuation for ESOP purposes performed as of December 31, 1999. On April 1, 2001, performance shares will be valued based 1/3 on the former formula and 2/3 on fair value as of December 31, 2000. On April 1, 2002, performance shares values will be entirely based on fair value as of December 31, 2001. In the first step of the valuation change, the Cable and Other segments recognized charges against operating income and Adjusted EBITDA of $1.9 million and $1.1 million, respectively. We expect that charges against operating income and Adjusted EBITDA for the second step in the valuation change, will be $2.7 million in the Cable segment and $1.5 million in the Other segment in second quarter 2001. We cannot predict the impact on Net Income and Adjusted EBITDA from the April 1, 2002 valuation change.

Radio Employee Stock Plan

         On July 1, 2000, the Radio Employee Stock Plan's non-voting Class B common stock, was revalued in a similar manner to the performance share plan. Radio Class B common stock, which was previously valued using a formula, will also transition to fair value by April 1, 2002, like the Cable performance share plan. While there was no expense recognized for the Radio plan's July 2000 change in valuation, minority interests increased approximately $19 million. We expect Radio minority interests to increase an additional $23.7 million in April 2001 due to the next step in the valuation change. We cannot predict the impact on net income and Adjusted EBITDA from the April 1, 2002 valuation change.


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

     License Grant and Renewal

         Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses must be renewed through an application to the FCC. The Communications Act requires that the FCC grant the renewal of a station's license if the FCC finds that, during the preceding term of the license, the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

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

         The following table sets forth certain regulatory information regarding each of the stations owned by us. "HAAT," which applies to FM stations only, represents height above average terrain. Height above average terrain means the actual height of the station's transmitting antenna above the ground level of the surrounding terrain and is used to measure the coverage of an FM station. The FCC class determines the maximum power and maximum height above average terrain for the particular station.


                                           Frequency                             Power in     Expiration
                             City of        (FM-MHZ)      FCC        HAAT       Kilowatts       Date of
   Market and Stations       License        (AM-KHZ)     Class     (Meters)       (Day)         License
   -------------------       -------       ---------     -----     --------     ---------     ----------
   San Francisco, CA
        KNBR-AM.........  San Francisco      680 KHz       A           --         50 KW       December 1, 2005
        KFOG-FM.........  San Francisco    104.5 MHz       B          459        7.1 KW       December 1, 2005
        KFFG-FM.........    Los Altos       97.7 MHz       A          137        3.3 KW       December 1, 2005
        KSAN-FM.........    San Mateo      107.7 MHz       B          354        8.9 KW       December 1, 2005
        KTCT-AM.........    San Mateo       1050 KHz       B           --         50 KW       December 1, 2005
   Dallas/Ft. Worth, TX
        KLIF-AM.........      Dallas         570 KHz       B           --          5 KW       August 1, 2005
        KKLF-AM.........  Dennison/Sherman  950 KHz        B           --         .5 KW       August 1, 2005
        KTCK-AM.........      Dallas        1310 KHz       B           --          9 KW       August 1, 2005
        KPLX-FM.........    Ft. Worth       99.5 MHz       C          511        100 KW       August 1, 2005
        KKMR-FM.........   Haltom City      93.3 MHz       C2         133         50 KW       August 1, 2005
        KMRR-FM.........      Sanger       104.1 MHz       C3         150         11 KW       August 1, 2005
        KTBK-AM.........     Sherman        1700 KHz       B           --         10 KW       August 1, 2005
        KGVL-AM (1).....    Greenville      1400 KHz       C                       1 KW       August 1, 2005
        KIKT-FM (1).....    Greenville      935 MHz        A          100        1.8 KW       August 1, 2005
   Houston, TX
        KRBE-FM.........     Houston       104.1 MHz       C          585        100 KW       August 1, 2005
   Atlanta, GA
        WNNX-FM.........     Atlanta        99.7 MHz       C          315        100 KW       April 1, 2004
        WWWQ-FM            College Park    100.5 MHz       C3         291          3 KW       Pending
   Cincinnati, OH
        WRRM-FM.........    Cincinnati      98.5 MHz       B          246       17.5 KW       October 1, 2004
        WMOJ-FM.........    Fairfield       94.9 MHz       B          322       10.5 KW       October 1, 2004
   Indianapolis, IN
        WFMS-FM.........   Indianapolis     95.5 MHz       B          302         13 KW       August 1, 2004
        WGRL-FM.........   Noblesville      93.9 MHz       A          150       2.75 KW       August 1, 2004
        WGLD-FM.........   Indianapolis    104.5 MHz       B          150         50 KW       August 1, 2004
   Kansas City, MO
        KCMO-FM.........   Kansas City      94.9 MHz       C          321         100 KW      February 1, 2005
        KCMO-AM.........   Kansas City       710 KHz       B           --          10 KW      February 1, 2005
        KCFX-FM.........Harrisonville, MO  101.1 MHz       C1         300         100 KW      February 1, 2005
        KGAR-FM......... Garden City, MO   105.1 MHz       C1         299         100 KW      Pending
     York/Lancaster, PA
        WSBA-AM.........       York          910 KHz       B           --          5 KW       August 1, 2006
        WARM-FM.........       York        103.3 MHz       B          398        6.4 KW       August 1, 2006
   Albemarle, NC
        WABZ-FM(1)......    Albemarle      100.9 MHz       A           61          3 KW       December 1,  2003

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

     Rate Regulation

         Where a cable television system is not subject to effective competition, the rates for the basic service tier (the lowest level of cable programming service which must include local broadcast channels and public access channels) may be regulated by the local franchising authority at its option. Rates for cable programming service tiers, which generally include programming other than the channels carried on the basic service tier, and for programming offered on a per-channel or per-program basis are not subject to governmental regulations. If local franchising authorities choose to regulate basic service rates, they may order reductions and, in certain circumstances, refunds of existing monthly rates and charges for associated equipment. In carrying out their rate regulatory authority, however, local officials are subject to certain FCC standards such as the obligation to evaluate rates in accordance with FCC approval benchmark formulas or cost-of-service showings. Future rates of regulated cable systems may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates also can be made in the event a cable televisions operator adds or deletes channels. There is also a streamlined cost-of-service metrology available to justify a rate increase for "significant" system rebuilds or upgrades. We currently are being regulated for basic services, installation and equipment rates in five of our franchise areas, three in Maine and two in Mississippi.

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

     Carriage of Broadcast Television Signals

         The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system (i.e., the system is located in the station's designated market area) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, on cable systems with the principal head-end located within the larger of: (i) a 50-mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

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

         The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities have the right to deny renewal because of an operator's failure to substantially comply with the material terms of the franchise even if the franchising authority has "effectively acquiesced" to such past violations. The franchising authority is, however, precluded from denying renewal if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

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

     State and Local Regulation

         Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to regulate customer service and rates. Franchising authorities may operate their own multichannel video distribution system without a franchise. States and local franchising authorities may adopt certain restrictions on cable television systems ownership.

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

         We lease nine studio facilities for our radio operations. We own broadcast towers for 12 of our radio stations and lease 14 other broadcast towers. We own the real property under seven of our broadcast towers and lease the land under our other 19 towers. We own five, and lease five, head-end facilities for our cable television operations. In connection with our cable operations, we own eight tower locations and lease eight others. See also "Business--Radio Properties" in Item 1 of this annual report.

         Our principal physical assets with respect to our cable operations consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, head-ends and distribution systems and customer house drop equipment for each of our cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Head-ends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. See also "Business--Cable Properties" and "--Cable Systems" in Item 1 of this annual report.

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


Item 4.       Submission of Matters to a Vote of Security Holders

         No matters were submitted to security holders for a vote during the fourth quarter of 2000.

                                     PART II


Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

         There is no market for our common stock. All of our outstanding common stock is owned by our parent, Susquehanna Pfaltzgraff Co.

Item 6.       Selected Financial Data

         The below selected financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is derived from our audited consolidated financial statements. Our audited consolidated financial statements and related notes for the years ended December 31, 2000, 1999 and 1998 are included elsewhere in this annual report. You should read this information and the accompanying notes in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this annual report.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                   2000          1999         1998           1997         1996
                                                   ----          ----         ----           ----         ----
                                                                    (dollars in thousands)
INCOME STATEMENT DATA:
Revenues:
     Radio                                     $ 220,886     $ 185,193     $ 151,170     $ 131,438     $ 116,300
     Cable                                        93,113        82,720        70,641        65,122        55,791
     Other                                         6,590         3,353         1,616           539            85
                                               ---------     ---------     ---------     ---------     ---------
Total revenues                                   320,589       271,266       223,427       197,099       172,176
Total operating expenses                         240,004       203,218       172,224       154,389       135,385
                                               ---------     ---------     ---------     ---------     ---------
Operating income                                  80,585        68,048        51,203        42,710        36,791
Interest expense, net                             37,523        28,573        20,506        18,890        13,797
Gain (loss) on sale of assets                     (3,891)       (1,499)        1,748         9,451        21,768
Interest income from loan to parent company        6,696         4,476            --            --            --
Pension curtailment gain                              --         2,299            --            --            --

Other income (loss)                               (1,474)          379           334           426         1,177
                                               ---------     ---------     ---------     ---------     ---------

Income before income taxes                        44,393        45,130        32,779        33,697        45,939
Provision for income taxes                        16,661        18,044        14,523        14,033        20,305
                                               ---------     ---------     ---------     ---------     ---------

Income before extraordinary loss                  27,732        27,086        18,256        19,664        25,634

Loss related to early retirement of debt              --        (3,316)           --            --            --
                                               ---------     ---------     ---------     ---------     ---------

Income before minority interests                  27,732        23,770        18,256        19,664        25,634
Minority interests                                (5,185)       (4,140)       (4,304)       (3,070)       (4,111)
                                               ---------     ---------     ---------     ---------     ---------

Net income                                     $  22,547     $  19,630     $  13,952     $  16,594     $  21,523
                                               =========     =========     =========     =========     =========


BALANCE SHEET DATA (at end of period):
Total assets                                   $ 659,457     $ 526,142     $ 355,141     $ 333,476     $ 238,628
Total debt                                       500,600       405,621       272,776       265,500       200,350
Stockholders' equity (deficit)                    33,230        31,281         9,201        (2,295)      (18,191)

RATIO OF EARNINGS TO FIXED CHARGES (1):             2.1x          2.4x          2.3x          2.7x          4.1x

SUPPLEMENTARY FINANCIAL DATA:
Adjusted EBITDA: (2)
     Radio                                     $  83,332     $  64,744     $  42,553     $  34,062     $  29,761
     Cable                                        36,664        35,458        31,699        29,511        23,975
     Other                                         1,663         2,167          (386)         (692)       (1,236)
                                               ---------     ---------     ---------     ---------     ---------
Total adjusted EBITDA                          $ 121,659     $ 102,369     $  73,866     $  62,881      $ 52,500
                                               =========     =========     =========     =========     =========

Cash flows related to:
     Operating activities                      $  67,123     $  60,211     $  36,843     $  36,347     $  21,711
     Investing activities                       (163,496)     (182,944)      (38,842)      (70,399)      (81,588)
     Financing activities                         95,734       121,430         3,941        33,334        60,595

Capital expenditures                           $  36,913     $  33,066     $  29,592     $  22,610     $  12,073

--------------------

(1) The ratio of earnings to fixed charges is expressed as the ratio of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest) to fixed charges. Fixed charges consist of interest expense, capitalized interest and one-third of rental expense (the portion deemed representative of the interest factor).

(2) We define adjusted EBITDA as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, pension curtailment gain, minority interest, and any gain or loss on the disposition of assets. Employee stock ownership plan expense recognized for the years ended December 31, 2000 and 1999 was $8.3 million and $6.4 million, respectively.

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

     Overview

         We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately owned radio broadcaster and the 9th largest radio broadcaster overall in the United States based on revenues. As of December 21, 2000 we owned and operated17 FM and 9 AM stations that serve four of the nation's ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as four other significant markets (Cincinnati, Indianapolis, Kansas City, York, Pennsylvania and Anniston, Alabama). We were also the 19th largest cable multiple system operator in the United States with seven cable systems serving approximately 192,000 subscribers as of December 31, 2000.

         For the year ended December 31, 2000, we had revenues and adjusted EBITDA of $320.6 million and $121.7 million, respectively, with approximately 69% of adjusted EBITDA generated by our radio broadcast operations and 30% by our cable television operations. For the year ended December 31, 2000, our net income was $22.5 million, our cash flows from (used in) operating, investing and financing activities were $67.1 million, ($163.5) million and $95.7 million, respectively, and our ratio of earnings to fixed charges was 2.1x.

         We also provide Internet access and enhanced services to residential and business customers under the tradename "BlazeNet." The services include:

         o       Internet access via telephone dial-up service or cable modem;

         o       website creation, hosting and maintenance; and

         o       local and wide area network design, construction and operation.

         During 2000, BlazeNet acquired the assets of two web development companies for $8.2 million. BlazeNet has merged the operations of the two companies under common management to enhance our ability to pursue, develop, deploy and maintain custom web sites. Our customers include entertainers, publishers, associations, governmental and commercial entities.

         Revenues. Our principal source of radio broadcasting revenue is the sale of broadcasting time on our stations for advertising. Radio revenue is reported net of agency commissions. Sales of advertising are affected by changes in demand for advertising time by national and local advertisers and by advertising rates charged by the stations. Radio station advertising rates are based on a station's ability to attract audiences that match the demographic groups that advertisers want to reach, the number of stations competing in a marketplace and economic conditions. Radio stations attempt to maximize revenue by adjusting advertising rates based upon local market conditions, by controlling inventory, by creating demand and by increasing audience ratings. Radio stations sometimes use barter or trade agreements to exchange merchandise or services for advertising time with advertisers, in lieu of cash. It is our policy not to pre-empt advertising paid in cash with advertising paid in trade. For the years ended December 31, 2000, 1999 and 1998, cash advertising revenue was 99%, 99% and 98% of broadcasting revenue, respectively. Seasonal revenue fluctuations are common in the radio broadcasting industry, due primarily to fluctuations in expenditure levels by local and national advertisers. Our radio revenues are lowest in the first quarter and are relatively level in the other quarters.

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

     Results Of Operations

         The following table summarizes our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the years ended December 31, 2000, 1999 and 1998 (in millions of dollars):

                                           2000                 1999                        1998
                                           ----                 ----                        ----
      Revenues
         Radio                           $ 220.9       68.8%       $ 185.2       68.3%       $ 151.2      67.7%

         Cable                              93.1       29.0%          82.7       30.5%          70.6      31.6%

         Other                               6.6        2.2%           3.4        1.2%           1.6       0.7%
                                         -------      ------       -------      ------       -------     ------

            Total revenues                 320.6      100.0%         271.3      100.0%         223.4     100.0%
                                         -------      ------       -------      ------       -------     ------

      Operating expenses:
         Operating, programming,
           selling, general and
           administrative                  206.9       64.6%         175.7       64.7%         149.9      67.1%
         Depreciation and amortization      33.1       10.3%          27.6       10.2%          22.3      10.0%
                                         -------      ------       -------      ------       -------     ------

      Total operating expenses             240.0       74.9%         203.3       74.9%         172.2      77.1%
                                         -------      ------       -------      ------       -------     ------



      Operating income                    $ 80.6       25.1%       $  68.0       25.1%        $ 51.2      22.9%
                                         =======      ======       =======      ======       =======     ======

      Net income                          $ 22.5        7.0%       $  19.6        7.2%        $ 14.0       6.3%
                                         =======      ======       =======      ======       =======     ======

      Adjusted EBITDA                    $ 121.7       38.0%       $ 102.4       37.7%        $ 73.9      33.1%
                                         =======      ======       =======      ======       =======     ======


     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues. Revenues increased $49.3 million, or 18%, from 1999 to 2000. Radio revenues increased $35.7 million, or 19%, from 1999 to 2000. Radio's revenue grew primarily from higher advertising rates. On July 20, 2000, three radio stations were acquired in Kansas City, Missouri. The Kansas City radio stations contributed $7.7 million to revenues, or 22% of the increased radio revenues. Cable revenues increased $10.4 million, or 13%, from 1999 to 2000. Rate increases on basic and expanded basic services were responsible for the remaining growth in cable revenues. Other revenues grew $3.2 million from 1999 to 2000, due primarily to Blazenet sales growth.

         Depreciation and amortization. Depreciation and amortization increased $5.5 million, or 20%, from 1999 to 2000. Cable depreciation and amortization expenses comprised $3.4 million of the increase, and resulted from the continuation of our cable television system rebuilds and launches of digitally compressed services. Radio depreciation and amortization increased $2.0 million, or 25%, from 1999 to 2000. The acquisition of the three Kansas City radio stations was responsible for $1.7 million or 85% of increased radio depreciation and amortization.

         Operating income. Operating income increased $12.6 million or 18% from 1999 to 2000. While depreciation and amortization increased faster than revenues due to cable plant rebuilds and the Kansas City radio stations acquisition, other operating expenses increased approximately 18%, or 5% faster than the increase in revenues. The two largest increases to the operating expenses were cable program costs caused by the loss of previous group discounts totaling $1.9 million and charges totaling $3.0 million related to the revaluation of the cable performance share plan. Of the total charge for the performance share revaluation, $1.9 million was recognized in the Cable segment and $1.1 million in the Other segment. There was no significant impact to operating income from the acquired Kansas City radio stations. Radio promotion and advertising costs and sales commissions grew commensurately with revenues.

         Net income. Net income increased $2.9 million or 15% from 1999 to 2000, largely due to increased operating income. Loss on the replacement of cable distribution plant was $2.4 million higher than in 1999. Interest expense, net of interest income, increased $6.7 million from 1999 to 2000. A $1.0 million loss was recognized due to the decline in value of certain investments. In 1999, net income included a pension curtailment gain of $2.3 million and a $3.3 million extraordinary loss related to the early retirement of debt.

         Adjusted EBITDA. Adjusted EBITDA increased $19.3 million, or 19%, from 1999 to 2000. Adjusted EBITDA as a percentage of revenues remained equal to 1999 at 38%. Higher operating income with increased depreciation and amortization caused Adjusted Radio EBITDA to increase $18.6 million, or 29%, from 1999 to 2000. Adjusted Cable EBITDA increased $1.2 million, or 3%, between 1999 and 2000. The significant cost increases experienced in 2000 were increased cable programming costs due to the loss of discounts totaling $1.9 million and a $3.0 million charge for the valuation change of Cable's performance share plan ($1.9 million was recognized in Cable and $1.1 million in the Other segment).

         Interest expense. Interest expense increased $9.0 million, or 31%, between 1999 and 2000. The increase was due to $95.0 million of additional debt incurred during 2000. Borrowings were used to acquire the assets of the three Kansas City radio stations and to finance a portion of our cable rebuild projects. Interest income of $6.7 million was recognized in 2000 from the loan to our parent. The increase in interest expense, net of interest income, was $6.7 million, or 28% from 1999 to 2000.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Revenues. Revenues increased $47.9 million, or 21%, from 1998 to 1999. Radio revenues increased $34.0 million, or 23%, from 1998 to 1999. The number of stations was comparable for 1998 and 1999. Radio's revenue growth was due to higher advertising rates. Cable revenues increased $12.1 million, or 17%, from 1998 to 1999. Revenue from subscribers of Hanover Cable TV, which was acquired on January 29, 1999, contributed $5.2 million or 43% of the increased cable revenues. Rate increases on basic and expanded basic services were responsible for the remaining growth in cable revenues.

         Depreciation and amortization. Depreciation and amortization increased $5.2 million, or 23%, from 1998 to 1999. Cable depreciation and amortization expenses comprised $4.4 million of the increase, with the acquisition of Hanover Cable TV being responsible for $2.4 million, or 46% of the change. Completed phases of the cable rebuilds also contributed to 1999's increased expense. Radio depreciation and amortization decreased $0.2 million, or 3%, from 1998 to 1999.

         Operating income. Operating income increased $16.8 million, or 33%, from 1998 to 1999. While depreciation and amortization increased faster than revenue due to the Hanover Cable TV acquisition and cable plant rebuilds, other expenses increased approximately 17% as compared to the 21% increase in revenues. The largest single item contributing to the increase in operating expenses was ESOP benefit cost of $6.4 million, or 21% of the increase, and was a net cost for 1999. Cable service programming costs, radio promotion and advertising and sales commissions grew commensurately with revenues.

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

         Interest expense. Interest expense increased $8.1 million, or 39%, between 1998 and 1999. This increase was due to additional debt incurred during 1999, which was used to loan $116.9 million to our parent to fund its ESOP, to acquire the assets of Hanover Cable TV and to finance a portion of our cable rebuild projects. Interest income of $4.5 million was recognized arising from the loan to our parent. The net increase in interest was $3.6 million, or 18% from 1998 to 1999.

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

         Net cash provided by operating activities was $67.1 million and $60.2 million for the years ended December 31, 2000 and 1999, respectively. Our net cash provided by operating activities was generated primarily by normal operations.

         Net cash used by investing activities was $163.5 million for the year ended December 31, 2000. We purchased the Kansas City, Missouri radio stations for approximately $113.2 million in 2000. Capital expenditures, excluding acquisitions, were $36.9 million for the year ended December 31, 2000. Capital expenditures over this period were used primarily to upgrade and maintain our cable systems.

         Net cash provided by financing activities, primarily from our credit facilities, was $95.7 million for the year ended December 31, 2000. Approximately $113.2 million cash was used to acquire the three Kansas City radio stations.

         Our acquisitions of radio stations and cable systems and our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. Capital expenditures, excluding acquisitions, were $36.9 million, $33.1 million and $29.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Capital expenditures over this period were used primarily to upgrade and maintain our cable systems. We expect to make capital expenditures of $38.0 million in 2001, primarily to continue upgrading our current cable systems and complete the Williamsport project for lease to Adelphia. We may be required to pay $10.0 million to the former owners of WHMA-FM in 2001. See Note 12 to the Consolidated Financial Statements.

         On May 12, 1999, we sold $150 million of 8.5% Senior Subordinated Notes due 2009 for 99.75% of their face value. Proceeds to us were $145.5 million. As of December 31, 2000, the fair value of these notes was $147.8 million. Any change in interest rates will affect the market value of these notes, however cash outflows for semi-annual interest payments are fixed.

         On May 12, 1999, we also entered into a senior credit facility arranged by First Union Capital Markets Corp. The senior credit facility consists of a $250 million revolver, a $100 million term loan A, and a $100 million term loan B (which mature in 2007 and 2008, respectively), all collateralized by a pledge of all of our material assets (excluding real property) and voting common stock. The credit agreement governing the new senior credit facility requires us to maintain certain financial leverage and interest coverage ratios, which we are in compliance with as of the date of this annual report. As of December 31, 2000, we had $98.9 million of borrowing availability under our senior credit facility.

         We believe that funds generated from operations and the borrowing availability under our new senior credit facility will be sufficient to finance our current operations, our debt service obligations, including our obligations under the notes, cash obligations in connection with potential repurchases of our common stock and planned capital expenditures for the forseeable future. From time to time, we evaluate potential acquisitions of radio stations, cable television systems, and Internet-related businesses. In connection with future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. We have no current commitments or agreements with respect to any material acquisitions.

     Recent Accounting Pronouncements

         In April of 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 was effective July 1, 2000. This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

         In December of 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This staff accounting bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues.

         Based on our operations as of December 31, 2000, neither of these standards had a material effect on our financial statements.

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivatives and hedging activities. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, which amends the accounting and reporting standards for SFAS No. 133 for certain derivative and hedging activities. Although we believe that existing derivatives (principally cash free interest rate collars) qualify for hedge accounting, we intend to value existing contracts at fair value. Due to our limited use of derivative instruments, we believe the adoption of this new pronouncement will not have a material effect on the Company's results of operations or its financial position.

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk.

         As of December 31, 2000, we had $350.6 million in variable rate debt. The fair value of this debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

           2002            $ 8,750                  2006          $85,000
           2003             17,000                  2007           89,875
           2004             31,600                  2008           47,375
           2005             71,000

         Our interest rate exposure is primarily impacted by changes in LIBOR rates. At December 31, 2000, the weighted average interest rate for the variable rate debt was 8.3%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt as of December 31, 2000 would increase by $3.5 million.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements and report of independent accountants of Susquehanna Media Co. and Subsidiaries are set forth on the pages listed below:


                                                                       Page
                                                                       ----

Report of Independent Accountants                                       39

Financial Statements

     Consolidated Balance Sheets                                        40

     Consolidated Statements of Income and Comprehensive Income         41

     Consolidated Statements of Cash Flows                              42

     Consolidated Statements of Stockholders' Equity (Deficit)          43

     Notes to Consolidated Financial Statements                        44-57

                        Report of Independent Accountants


To the Board of Directors and Stockholders
Susquehanna Media Co. and subsidiaries:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Susquehanna Media Co. and subsidiaries (Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

March 27, 2001

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                           December 31,
                                                                     2000              1999
                                                                     ----              ----
                                            ASSETS
Current Assets
     Cash and cash equivalents                                    $      -         $       639
     Accounts receivable, less allowance for doubtful
       accounts of $1,990 in 2000 and $1,494 in 1999                51,189              43,017
     Prepaid income taxes                                            1,028                   -
     Other current assets                                            4,683               4,400
                                                                 ---------           ---------
       Total Current Assets                                         56,900              48,056
                                                                 ---------           ---------
Property, Plant and Equipment, at cost
     Land                                                            4,480               4,363
     Buildings and improvements                                     11,695              10,556
     Equipment                                                     206,856             178,244
     Construction-in-progress                                       20,022              25,656
                                                                 ---------           ---------
                                                                   243,053             218,819
     Accumulated depreciation and amortization                     102,429              94,731
                                                                 ---------           ---------
       Property, Plant and Equipment, net                          140,624             124,088
                                                                 ---------           ---------
Intangible Assets, net (Notes 2, 3 and 5)                          323,578             215,125
                                                                 ---------           ---------
Note Receivable from Parent (Note 9)                               108,050             111,329
                                                                 ---------           ---------
Investments and Other Assets (Notes 2, 3, 6 and 9)                  30,305              27,544
                                                                 ---------           ---------
                                                                 $ 659,457           $ 526,142
                                                                 =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

     Cash overdrafts                                             $     598           $       -
     Current portion of long-term debt (Note 3)                         62                  59
     Accounts payable                                               12,859              15,350
     Accrued interest                                                3,573               3,108
     Accrued income taxes                                                -                 227
     Deferred income taxes (Note 4)                                    494                 815
     Accrued salaries and benefits (Note 9)                          4,940               4,985
     Accrued franchise and licensing fees                            2,897               2,438
     Deferred income                                                 3,044               1,237
     Other accrued expenses                                          7,462               4,629
                                                                 ---------           ---------
       Total Current Liabilities                                    35,929              32,848
                                                                 ---------           ---------
Long-term Debt (Note 3)                                            500,600             405,562
                                                                 ---------           ---------
Other Liabilities                                                    5,605                 832
                                                                 ---------           ---------
Deferred Income Taxes (Note 4)                                      38,988              37,166
                                                                 ---------           ---------
Minority Interests (Note 7)                                         45,105              18,453
                                                                 ---------           ---------
Stockholders' Equity (Notes 3 and 7)
     Preferred stock - Voting, 7% cumulative with par
       value of $100, 110,000 shares authorized                      7,050               7,050
     Common stock - Voting, $1 par value, 1,100,000 shares
       authorized                                                    1,100               1,100
     Retained earnings                                              25,080              23,131
                                                                 ---------           ---------
       Total Stockholders' Equity                                   33,230              31,281
                                                                 ---------           ---------
                                                                 $ 659,457           $ 526,142
                                                                 =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (dollars in thousands, except per share data)

                                                                    For the Years Ended December 31,
                                                              2000                1999                 1998
                                                              ----                ----                 ----
Revenues
    Radio                                                 $   220,886         $    185,193        $    151,170
    Cable                                                      93,113               82,720              70,641
    Other                                                       6,590                3,353               1,616
                                                          -----------         ------------        ------------
      Total revenues                                          320,589              271,266             223,427
                                                          -----------         ------------        ------------
Operating Expenses
    Operating and programming                                 113,633               95,145              82,783
    Selling                                                    36,710               32,286              26,795
    General and administrative                                 56,528               48,215              40,317
    Depreciation and amortization                              33,133               27,572              22,329
                                                          -----------         ------------        ------------
      Total operating expenses                                240,004              203,218             172,224
                                                          -----------         ------------        ------------
Operating Income                                               80,585               68,048              51,203
Other Income (Expense)
    Interest expense                                          (37,523)             (28,573)            (20,506)
    Interest income from loan to Parent (Note 9)                6,696                4,476                   -
    Gain (loss) on sale of assets (Note 2)                     (3,891)              (1,499)              1,748
    Pension curtailment gain                                        -                2,299                   -
    Other                                                      (1,474)                 379                 334
                                                          -----------         ------------        ------------
Income Before Income Taxes,
    Extraordinary Loss and Minority
    Interests                                                  44,393               45,130              32,779
Provision for Income Taxes (Note 4)                            16,661               18,044              14,523
                                                          -----------         ------------        ------------
Income Before Extraordinary Loss and Minority Interests        27,732               27,086              18,256
Extraordinary Loss Related to Early Retirement of Debt,
    net of $2,165 tax benefit (Note 3)                              -               (3,316)                  -
                                                          -----------         ------------        ------------
Income Before Minority Interests                               27,732                23,770             18,256
    Minority Interests                                         (5,185)              (4,140)             (4,304)
                                                          -----------         ------------        ------------
Net Income and Comprehensive Income                            22,547               19,630              13,952
Preferred Dividends Declared                                     (493)                (493)               (635)
                                                          -----------         ------------        ------------
Net Income Available for Common Shares                    $    22,054         $     19,137        $     13,317
                                                          ===========         ============        ============
Basic Net Income Per Share (Note 8)
    Income before extraordinary loss                      $     20.05         $      20.41        $      12.11
    Extraordinary loss                                              -                (3.01)                  -
                                                          -----------         ------------        ------------
                                                          $     20.05         $      17.40        $      12.11
                                                          ===========         ============        ============
Diluted Net Income Per Share (Note 8)
    Income before extraordinary loss                      $     20.05         $      20.13        $      11.31
    Extraordinary loss                                              -                (2.96)                  -
                                                          -----------         ------------        ------------
                                                          $     20.05         $      17.17        $      11.31
                                                          ===========         ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                              2000                1999                 1998
                                                              ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                           $    22,547         $     19,630        $     13,952
     Adjustments to reconcile net income to net cash:
        Depreciation and amortization                          33,133               27,572              22,329
        Minority interests                                      5,185                4,140               4,304
        Loss (gain) on sale of assets                           3,891                1,499              (1,748)
        Deferred income taxes                                   1,502                4,124               2,938
        Deferred financing amortization                         1,183                  885                 791
        Investment write-downs                                  1,100                    -                   -
        Equity in (income) losses of investees                   (342)                (652)                534
        Extraordinary loss                                          -                3,316                   -
        Pension curtailment gain                                    -               (2,299)                  -
        Imputed deferred compensation                               -                   80                 200

     Changes in assets and liabilities:
        Increase in accounts receivable, net                   (8,171)             (10,694)             (2,550)
        Decrease (increase) in other current assets              (302)                (484)                209
        Increase (decrease) in accounts payable                (2,491)               5,236                (526)
        Increase (decrease) in accrued interest                   465                1,417                (896)
        Increase (decrease) in prepaid/accrued income taxes    (1,254)               1,501              (2,784)
        Increase (decrease) in accrued ESOP benefit cost       (1,240)               1,370                   -
        Increase in other accrued expenses                      6,294                3,570                  90
        Increase in other liabilities                           5,605                    -                   -
                                                          ------------        -------------       -------------
            Net cash provided by operating activities          67,105               60,211              36,843
                                                          ------------        -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Parent's repayment of  note                               3,297                5,521                   -
      Purchase of property, plant and equipment, net          (36,913)             (33,066)            (29,592)
      Acquisitions, net                                      (125,160)             (33,571)            (10,131)
      Increase in investments, other assets and intangible
        assets                                                 (4,702)              (4,978)             (3,250)
      Loan to Parent                                                -             (116,850)                  -
      Proceeds related to exchange of cable assets                  -                    -               3,203
      Other                                                         -                    -                 928
                                                          ------------        -------------       -------------
        Net cash used by investing activities                (163,478)            (182,944)            (38,842)
                                                          ------------        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in revolving credit borrowings                   95,100               55,500              49,700
     Increase (decrease) in cash overdraft                        598                    -                (278)
     Non-voting subsidiary common stock transactions              529                    9                 444
     Payments of preferred dividends                             (493)                (493)               (635)
     Proceeds from long-term debt                                   -              350,000                   -
     Repayment of prior debt                                        -             (272,600)            (42,600)
     Payment of deferred financing costs                            -               (8,061)                  -
     Debt prepayment penalties                                      -               (2,925)                  -
     Repurchase of preferred stock                                  -                    -              (2,690)
                                                          ------------        -------------       -------------
        Net cash provided by financing activities              95,734              121,430               3,941
                                                          ------------        -------------       -------------
NET INCREASE (DECREASE) IN CASH                                  (639)              (1,303)              1,942
CASH AND CASH EQUIVALENTS, January 1,                             639                1,942                   -
                                                          ------------        -------------       -------------
CASH AND CASH EQUIVALENTS, December 31,                   $         -         $        639        $      1,942
                                                          ============        ============        ============

        The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                     Preferred Stock            Common Stock        Retained Earnings    Stockholders'
                                                                                      (Accumulated
                                   Shares      Amounts      Shares       Amounts        Deficit)        Equity (Deficit)
                                   ------      -------      ------       -------        --------        ----------------
Balance, January 1, 1998             97         $9,740       1,100      $1,100        $  (13,135)          $  (2,295)

   Net income                                                                             13,952              13,952
   Preferred dividends declared                                                             (635)               (635)
   Repurchase of preferred
    stock                           (27)        (2,690)                                                       (2,690)
   Adjustment of minority
    interest value                                                                           869                 869
                               --------       --------    --------    --------          --------            --------

Balance, January 1, 1999             70          7,050       1,100       1,100             1,051               9,201

   Net income                                                                             19,630              19,630
   Preferred dividends declared                                                             (493)               (493)
   Merger of cable
    subsidiaries (Note 2)                                                                  2,195               2,195
   Adjustment of minority
    interest value                                                                           748                 748
                               --------       --------    --------    --------          --------            --------

Balance, January 1, 2000             70          7,050       1,100       1,100            23,131              31,281

   Net income                                                                             22,547              22,547
   Preferred dividends declared                                                             (493)               (493)
   Minority interest
    revaluation (Note 7)                                                                 (18,904)            (18,904)
   Adjustment of minority
    interest value                                                                        (1,201)             (1,201)
                               --------       --------    --------    --------          --------            --------

Balance, December 31, 2000           70       $  7,050       1,100    $  1,100          $ 25,080            $ 33,230
                               ========       ========    ========    ========          ========            ========

        The accompanying notes are an integral part of the consolidated financial statements.

 1.  Significant Accounting Policies

         Nature of Operations - Susquehanna Media Co. (Media) and its subsidiaries, Susquehanna Radio Corp. (Radio), Susquehanna Cable Co. (Cable), Susquehanna Data Services, Inc. (BlazeNet), Susquehanna Fiber Systems, Inc., Susquehanna ET Investment Inc., and Media PCS Ventures, Inc. (collectively, the Company), are primarily in the businesses of radio broadcasting, cable television services, Internet services and other communications-related services. Susquehanna Fiber Systems, Inc. is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider.

     Through its subsidiaries, the Company operates radio stations in major U.S. markets and cable television systems in Pennsylvania, Maine, Mississippi, Illinois, and Indiana. Internet services are provided in Pennsylvania and Mississippi. Radio advertising, cable television subscriptions, and Internet services account for approximately 69%, 29%, and 2% of 2000 consolidated revenues, respectively. Radio, cable and Internet services revenues were 68%, 31%, and 1% of 1999 consolidated revenues, respectively. Radio, cable and Internet services revenues were 67%, 32%, and 1% of 1998 consolidated revenues, respectively.

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

         Credit Risk - The Company's accounts receivable are largely from consumers and consumer businesses whose ability to pay is subject to changes in general economic conditions. Media's revenues were concentrated in the following media markets:

                                               2000         1999        1998
                                               ----         ----        ----
            San Francisco                       25%          25%         23%
            York, PA                            18%          19%         18%
            Dallas - Fort Worth                 14%          13%         13%

         Property, Plant and Equipment - These assets are stated at cost. Depreciation and amortization are computed on the straight-line method for financial statement purposes based on the following estimated useful lives:

         Buildings and improvements          -       10 to 40 years
         Equipment                           -       3 to 20 years

         Depreciation expense was approximately $20.2 million, $16.5 million and $12.6 million for the years ended December 31, 2000, 1999, and 1998, respectively.

         Asset additions and major renovations are capitalized and depreciated over their estimated useful lives. Costs of maintenance, repairs and minor renovations are charged against income. Gains or losses on dispositions are credited to or charged against income, and the related costs and accumulated depreciation are removed from the balance sheet.

         Impairment of Long-Lived Assets - When events or changes in circumstances indicate that the carrying value of an asset or group of assets may be impaired, the estimated future undiscounted pretax cash flows from the affected asset(s) are compared with carrying value to determine if an impairment loss must be recognized. No impairment losses were recognized in 2000, 1999 or 1998.

         Disclosures about Fair Value of Financial Instruments - Financial instruments include cash and cash equivalents, investments and long-term debt. The fair value of investments and cash and cash equivalents approximate their carrying values. Floating rate debt is considered fair value. The Senior Subordinated Notes' fair value is based on market quotations.

         Investments and Other Assets - The Company's investments of less than 20% in other entities are reported using the cost method of accounting. Investments in other entities, which are at least 20% and not more than 50% owned, are reported using the equity method.

         Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing consolidated net income available for common shareholders by the weighted-average number of common shares outstanding for the period (1.1 million shares for the years ended December 31, 2000, 1999, and 1998). Diluted net income per share in 1999 and 1998 reflects the potential dilution that could occur if SRC common stock options were exercised; resulting in the issuance of additional common stock that would then share in SRC's earnings.

         Revenues - Revenues are recognized in the periods that services are provided. Radio revenues have been reported net of agency commissions. Agency commissions for the fiscal years ended December 31, 2000, 1999, and 1998 were $30.8 million, $25.3 million, and $20.2 million, respectively.

         Interest - Interest paid was $36.8 million, $27.3 million, and $21.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. Interest relating to construction of buildings and equipment is capitalized as part of the related asset's cost. Capitalized interest was $900 thousand for 2000, and $1.0 million for 1999 and $1.2 million for 1998.

         Deferred financing costs are included in Investments and Other Assets and are amortized on a straight-line basis over the repayment period of the related debt.

         Income Taxes - Income taxes are based on the liability method of accounting. Deferred income taxes reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting balances at each year-end. Changes in enacted tax rates are reflected in the tax provision as they occur.

         New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     This statement establishes accounting and reporting standards for derivatives and hedging activities. Upon the adoption of the SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. Although Media believes existing derivatives (principally interest rate collars) qualify for hedge accounting, it is the intention to value existing contracts at fair value. Due to the limited use of derivative instruments, the adoption of this new standard will not have a significant effect on the Company's results of operations or its financial position.

         In April of 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 was effective July 1, 2000. This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination.

         In December of 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This staff accounting bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues.

         Based on our operations as of December 31, 2000, neither of these standards had a material effect on our financial statements.

      2.  Acquisitions, Exchanges, Dispositions and Mergers

         On July 20, 2000 Susquehanna Radio Corp., purchased the assets of Kansas City, Missouri radio stations KCMO-AM, KCMO-FM and KCFX-FM for $113.2 million. Radio broadcast rights for the Kansas City Chiefs NFL franchise through the 2002 football season were included in the purchase. The contract requires annual rights payments ranging to $2.6 million in 2002. A rights payment of $2.2 million is being expensed over the 2000 football season. The Company's existing credit facilities were used to finance the acquisition.

         In Media's opinion, it was impracticable to obtain full financial statements for the Stations acquired because they were not separate business units, certain expenses were not historically allocated and separate balance sheets were not prepared for the acquired Stations. Accordingly, no proforma disclosures are included.

         On October 19, 2000, Blazenet purchased the assets of Judd's Online, Inc., a web development company based in Winchester, Virginia for $8.5 million cash, including approximately $1.6 million in working capital. The Company is integrating its existing web development operations into Judd's and marketing the services through an existing subsidiary.

         On September 1, 2000 a Cable subsidiary purchased the assets serving approximately 2,200 cable subscribers in the Montgomery/Collomsville, Pennsylvania area for $3.8 million cash.

         On May 22, 2000, Blazenet purchased the assets of Krone Group Inc., a full service marketing communications firm located in Williamsport, Pennsylvania, for $1.3 million cash.

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

         On January 29, 1999, a Cable subsidiary purchased assets serving approximately 17,000 cable subscribers in the Hanover, Pennsylvania area for $33.4 million cash.

         On November 30, 1998, a cable subsidiary exchanged assets serving approximately 6,600 subscribers in Newcastle, Maine, Warren, Maine, and New London, New Hampshire for assets serving approximately 4,500 subscribers in Woolwich, Harpswell, and Freeport, Maine plus $3.2 million cash. A gain of $3 million was recognized on the sale of assets involved in the exchange.

         On June 15, 1998, Susquehanna Radio Corp. purchased the assets of KXIL-FM and KDSX-AM in North Dallas for $3.6 million and $2.6 million, respectively.

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

         All acquisitions during the years ended December 31, 2000, 1999 and 1998 have been accounted for as purchases. The results of their operations have been included in the Consolidated Statements of Income since acquisition. The Company has allocated the costs of purchased assets, at their fair market values, excluding working capital, as follows (in thousands):

                                             2000         1999           1998
                                             ----         ----           ----
     Radio
       Property, plant and equipment      $   3,581    $      -       $    630
       Investments and other assets               -       1,171          1,703
       Intangible assets                    109,597           -          5,637
                                          ----------   ---------      ---------
           Total                          $ 113,178    $  1,171       $  7,970
                                          ==========   =========      =========

     Cable
       Property, plant and equipment      $     819    $  9,566       $  1,328
       Intangible assets                      2,964      23,834            834
                                          ----------   ---------      ---------
           Total                          $   3,783    $ 33,400       $  2,162
                                          ==========   =========      =========

     Blazenet
       Property, plant and equipment      $     566    $      -       $      -
       Intangible assets                      7,633           -              -
                                          ----------   ---------      ---------
           Total                          $   8,199    $      -       $      -
                                          ==========   =========      =========

         For disclosures related to the Consolidated Statements of Cash Flows, acquired intangibles and property, plant and equipment of $2.0 million in 1998 were non-cash items.

         Susquehanna Cable Co., and its subsidiaries are involved in an extensive phased rebuilding of its distribution systems. Assets replaced in the rebuilt phases were retired and related losses of $3.9 million in 2000, $1.4 million in 1999, and $1.2 million in 1998 were recognized.

3.       Long-Term Debt


                                                        2000           1999
                                                        ----           ----

      Long-term debt includes (in thousands):
          8.5% Senior Subordinated Notes            $  150,000       $  150,000
          Term Loan "A"                                100,000          100,000
          Term Loan "B"                                100,000          100,000
          Revolving Credit Commitment                  150,600           55,500
          Other                                             62              121
                                                    ----------       ----------
                                                       500,662          405,621

          Less amounts payable within one year              62               59
                                                    ----------       ----------

                                                    $  500,600       $  405,562
                                                    ==========       ==========

         At December 31, 2000, $98.9 million was available for borrowing under the revolving credit commitment.

         On May 12, 1999, the Company sold $150.0 million of 8.5% Senior Subordinated Notes due in 2009. Proceeds to the Company totaled $145.0 million. Interest is payable semi-annually. The Notes' fair value at December 31, 2000 was $147.8 million.

         On May 12, 1999, the prior Term Loan and Reducing Revolver Commitment were replaced by a new $450.0 million Senior Secured Credit Facility with a group of banks. The new facility's Revolving Credit Commitment allows the Company to borrow up to $250.0 million. The revolving loans begin reducing in 2002 and mature in 2007. The Company's two $100.0 million Term Loan commitments begin amortizing in 2002 and mature in 2007 and 2008. Both the Revolving Credit Commitment and Term Loans bear interest priced at the LIBOR rate plus an applicable margin based on certain ratios. The interest rate on the Revolving Credit Commitment was 7.86% and 7.63% at December 31, 2000 and 1999, respectively. The interest rate on Term Loan "A" was 7.97% and 7.47% and the interest rate on Term Loan "B" was 9.19 % and 9.00% at December 31, 2000 and 1999, respectively. Interest is payable quarterly or on maturity of a LIBOR-based tranche.

         The 8.61% Series A, 8.41% Series B and 11.15% Series C Senior Notes with insurance companies were repaid on April 16, 1999 along with a prepayment premium of $2.9 million. Coincident with the repayment of prior long-term debt, the Company incurred a $3.3 million extraordinary loss (net of related tax benefits) for payment of prepayment premiums and the write-off of unamortized deferred financing costs.

         The banks have collateralized interests in certain FCC licenses and stock pledges from shareholders of the Company and its subsidiaries. The banks are further collateralized by a first lien on all assets (tangible and intangible) of the Company and its subsidiaries excluding realty and vehicles. The Company has agreed to maintain debt coverage and financial ratios at prescribed levels. The Company has further consented to restrict payment of common stock dividends, investment transactions with affiliates, ownership changes, sale of assets and issuance of additional debt.

         Derivative financial instruments are used solely to limit interest rate exposure on its Revolving Credit Commitment and are not used for trading purposes. The Company has two zero cost interest rate collar agreements expiring in 2001 with an aggregate notional amount of $50 million. The effect of these agreements limits the interest rate exposure on the notional amount to between 7.5% and 8%, plus an applicable margin.

     The non-current portion of long-term debt matures in the following years (in thousands):

           2002              $8,750                 2006              $85,000
           2003              17,000                 2007               89,875
           2004              31,600                 2008               47,375
           2005              71,000                 2009              150,000


4.  Income Taxes

         The provision for income taxes is summarized as follows for the years ended December 31, (in thousands):

                                     2000            1999              1998
                                     ----            ----              ----
      Current
           Federal                 $   14,337       $   11,195       $    8,637
           State                          822            2,726            2,946
                                   ----------       ----------       ----------
              Total current            15,159           13,921           11,583
                                   ----------       ----------       ----------
      Deferred
           Federal                      1,503            4,393            2,671
           State                           (1)            (270)             269
                                   ----------       ----------       ----------
              Total deferred            1,502            4,123            2,940
                                   ----------       ----------       ----------

      Provision for Income Taxes   $   16,661       $   18,044       $   14,523
                                   ==========       ==========       ==========

         Cash taxes paid for the years ended December 31, 2000, 1999, and 1998 were approximately $18.4 million, $14.1 million, and $14.5 million, respectively.

         The Company is included in the consolidated federal income tax return of its Parent. The Company's tax provision is computed on a separate return basis. Losses used in the consolidated return may reduce the Company's tax payments on a pro rata basis.

         Reconciliations of the difference between the U.S. statutory income tax rate and the effective book income tax rate follow:

                                                   2000       1999       1998
                                                   ----       ----       ----

      U.S. statutory rate                         35.0%       35.0%      35.0%

      State income taxes, net of
               Federal income tax benefit          1.2         3.5        6.4
      Non-deductible amortization and expenses     1.2         1.2        1.5
      Other                                        0.1         0.3        1.4
                                                  ----        ----       ----
      Effective book income tax rate              37.5%       40.0%      44.3%
                                                  ====        ====       ====

         At December 31, 2000 and 1999, deferred tax assets and liabilities resulted from the following temporary differences (in thousands):

                                                                  2000           1999
                                                                  ----           ----
      Deferred tax assets:
         Allowance for bad debts                            $     494          $     169
         Investments in partnerships                              685                134
         Self insurance                                           119                122
         Liabilities not recognized for tax purposes              163                141
         Stock option benefits/deferred compensation            1,229                488
         Deferred revenues                                         -                 420
                                                            ---------          ---------

      Total deferred tax assets                                 2,690              1,474
                                                            ---------          ---------

      Deferred tax liabilities:
         Pension benefits                                       1,608              1,663
         Book/Tax basis differences -tangible assets           20,277             19,445
         Book/Tax basis differences -intangible assets         18,467             16,435
         Investments in partnerships                            1,516              1,711
         Other liabilities                                        304                201
                                                            ---------          ---------

      Total deferred tax liabilities                           42,172             39,455
                                                            ---------          ---------

      Net deferred tax liabilities                          $  39,482          $  37,981
                                                            =========          =========

 5.  Intangible Assets

     Intangible assets at cost are comprised of the following (in thousands):

                                                                 2000            1999
                                                                 ----            ----
      Federal Communications Commission license             $ 266,775          $ 157,757
      Cable franchise values                                   96,326             92,071
      Goodwill                                                 19,011             11,468
      Cable subscriber lists                                    5,154              5,154
      Favorable leases                                          3,629              3,497
      Going concern and other values                           11,673             11,613
                                                            ---------          ---------
                                                              402,568            281,560
      Accumulated Amortization                                 78,990             66,435
                                                            ---------          ---------

                                                            $ 323,578          $ 215,125
                                                            =========          =========

         Cable franchise values and cable subscriber lists are being amortized through 2015 and 2003, respectively. Favorable leases and covenants not-to-compete are amortized according to the life of the agreements. Federal Communications Commission (FCC) licenses, going concern values and goodwill are amortized over periods of up to 40 years. Most intangible assets are being amortized using the straight-line method. Amortization for the years ended December 31, 2000, 1999, and 1998 was approximately $13.0 million, $11.0 million and $9.7 million, respectively.

6.  Investments and Other Assets

         KNBR, Inc., a subsidiary, is a limited partner in San Francisco Baseball Associates L.P. In July 1998, KNBR, Inc. entered into a rights agreement that extends radio station KNBR-AM's right to broadcast Giants' baseball games through the 2004 baseball season. An $800,000 contract fee was paid at signing. The agreement requires annual rights payments ranging to $6 million in 2004. KNBR, Inc. expensed rights payment of $5.3 million, $4.8 million, and $4.0 million during the 2000, 1999, and 1998 baseball seasons, respectively.

         A subsidiary is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider. Capital contributions of $1.3 million, and $2.3 million were made during the years ended December 31, 1999 and 1998, respectively.

         Unamortized deferred financing costs were $6.4 million at December 31, 2000 and $7.0 million at December 31, 1999.

 7.  Stockholders' Equity

         SRC maintains an Employee Stock Plan to compensate certain key employees who may purchase SRC Class "B" non-voting common stock at the then current value. With each share purchased, participants receive options to purchase two additional shares at the same value. Options expire ten years and one month after the grant date. Total shares and options offered may not exceed 400,000 shares. Options awarded are subject to settlement in cash. Shares are subject to repurchase by SRC, generally at values determined annually in accordance with the Plan Agreement. The Plan's transaction year is April 1 through March 31. Although SRC may modify, suspend, or terminate the Plan at any time, previously offered purchase rights or options are not subject to change.

         Option activity in the SRC Employee Stock Plan was as follows:

                                                  Shares         Option Price
                                                  ------         ------------
         Balance  as January 1, 1998              94,864         $1.26 - $ 9.54
                Granted                           22,440                 $18.82
                Exercised                        (44,944)        $1.26 - $14.24
                                                  ------
         Balance at December 31, 1998             72,360         $1.26 - $18.82
                                                  ======

         Balance as January 1, 1999               72,360         $1.26 - $18.82
                Exercised                         (2,328)        $1.26 - $18.82
                                                   -----
         Balance at December 31, 1999             70,032         $1.26 - $18.82
                                                  ======

         Balance  as January 1, 2000              70,032         $1.26 - $18.82
                Exercised                        (70,032)        $1.26 - $18.82
                                                  ------
         Balance at December 31, 2000                  -         $1.26 - $18.82
                                                  ======

                                       2000         1999           1998
                                       ----         ----           ----
         Total compensation
         expense (in thousands)        $ -          $ 80           $203
         Risk free rate                N/A           N/A          5.73%

     No options were granted in the years ended December 31, 2000 or 1999.

         Susquehanna Cable Co.'s Performance Share Plan is a non-qualified deferred compensation plan designed to compensate certain key employees. Participants are granted performance share rights, which may be purchased by deferring compensation. Share rights are valued using a formula based on stockholders' equity, earnings and SCC's fair value as determined by Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation. There were no performance share rights granted in 1999 or 2000. There were no unexercised SCC Performance Share rights at December 31, 2000.

         On April 10, 2000, Susquehanna Pfaltzgraff Co.'s (the Company's parent) Board of Directors changed the method of determining the repurchase value for Susquehanna Radio Corp.'s (SRC's) Employee Stock Plan and Susquehanna Cable Co.'s (SCC's) Performance Share Plan.

         Over a period ending April 1, 2002, repurchase values for both plans will transition to values based upon Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation (fair value). On July 1, 2000, repurchase values became based one-third on fair value and two-thirds on the previous formula value. The revaluation of SRC non-voting common shares increased minority interests by $18.9 million.

         The revaluation of SCC performance shares resulted in recognition of a $3.0 million compensation expense.

         On April 1, 2001, repurchase values will be based two-thirds on fair value and one-third on the previous formula value. On April 1, 2002 and thereafter, repurchase values will be based on fair values for Radio and Cable as determined by Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation.

         Certain minority interests are valued using a contractual formula, which differs from a pro rata valuation. Accordingly, the contractual value is used to determine the liability and any adjustment to the pro rata amount is charged or credited to stockholders' equity. Other minority interest expense recognized in the income statement is also adjusted for subsidiaries with a stockholders' deficit.

         On August 1, 1999, two Cable subsidiaries merged with two other Cable subsidiaries. These mergers had no impact on the Company's results of operations. The mergers of a subsidiary with stockholders' deficit into a subsidiary with stockholders' equity resulted in a $2.2 million decrease in minority interests and a corresponding increase in consolidated stockholders' equity.

         On October 21, 1998, the Company repurchased and retired $2.7 million of preferred stock at par.

 8.  Basic and Diluted Net Income Per Share

         The following table provides a reconciliation of the computation from basic to diluted net income per share (in thousands, except for per share data):


                                                                         2000          1999           1998
                                                                         ----          ----           ----
      Net income before extraordinary loss                           $    22,547   $    22,946    $    13,952
      Extraordinary loss                                                       -        (3,316)             -
                                                                     ------------  ------------   -----------
      Net income                                                          22,547        19,630         13,952
      Preferred dividends declared                                          (493)         (493)          (635)
                                                                     ------------  ------------   ------------

      Basic net income available for common shares                        22,054        19,137         13,317
      Dilutive effect of potential issuance of SRC common stock                -          (248)          (877)
                                                                     -----------   ------------   ------------
      Dilutive net income available for common shares                $    22,054   $    18,889    $    12,440
                                                                     ===========   ===========    ===========


      Basic and diluted weighted-average shares                            1,100         1,100          1,100
                                                                     ===========   ===========    ===========

      Basic net income per common share
               Income before extraordinary loss                      $     20.05   $     20.41    $     12.11
               Extraordinary loss                                               -        (3.01)             -
                                                                     ------------  ------------   -----------
                                                                     $     20.05   $     17.40    $     12.11
                                                                     ============  ============   ===========

      Diluted net income per common share
               Income before extraordinary loss                      $     20.05   $    $20.13    $     11.31
               Extraordinary loss                                              -         (2.96)             -
                                                                     ------------  ------------   -----------
                                                                     $     20.05   $     17.17    $     11.31
                                                                     ============  ===========    ===========

 9.  Employee Benefits

         On March 19, 1999, the Parent's Board of Directors approved creation of an Employee Stock Ownership Plan (ESOP) for Susquehanna Pfaltzgraff Co. Full-time employees participate in the ESOP. ESOP expense of $8.3 million and $6.4 million was recorded for the years ended December 31, 2000 and 1999, respectively.

         On May 12, 1999, the Company made a $116.9 million twenty-year loan to its Parent at a 6% interest rate. Loan proceeds were used to fund the Parent's ESOP. Principal and interest payments totaling $10.0 million are receivable annually in December. On December 30, 2000 and 1999, the Parent made principal payments of $3.3 million and $5.5 million, respectively. Due to the Parent subsidiary relationship, it is impracticable to determine the note's fair value.

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

    The funded status of the Plan at December 31, was as follows (in thousands):

                                                                                     2000           1999
                                                                                     ----           ----
    Benefit obligation, beginning of year                                        $    24,352    $    31,876
             Interest cost                                                             1,770          1,744
             Actuarial (gains) losses                                                    559         (3.150)
             Curtailments                                                                  -         (5,890)
             Plan amendments                                                               -            798
             Benefits paid                                                            (1,201)        (1,026)
                                                                                 -----------    -----------

    Benefit obligation, end of year                                                   25,480         24,352
                                                                                 -----------    -----------

    Fair value of plan assets, beginning of year                                      40,033         35,730
             Actual return on plan assets                                               (778)         5,329
             Benefits paid                                                            (1,201)        (1,026)
                                                                                 -----------    -----------

    Fair value of plan assets, end of year                                            38,054         40,033
                                                                                 -----------    -----------

    Excess of fair value of plan assets over
             benefit obligation at end of year                                        12,574         15,681
             Unrecognized net actuarial gain                                          (5,195)        (9,377)
             Unrecognized prior service costs                                            709            754
                                                                                 -----------    -----------

    Prepaid pension cost at December 31,                                         $     8,088    $     7,058
                                                                                 ===========    ===========


      The Plan's net pension costs for the years ended December 31, included the following components (in thousands):

                                                                         2000          1999           1998
                                                                         ----          ----           ----
      Service cost                                                   $       230   $       230    $     1,838
      Interest cost                                                        1,770         1,744          1,798
      Expected return on plan assets                                      (3,074)       (2,719)        (2,393)
      Amortization of net asset                                                -             4             13
      Amortization of prior service cost                                      44           (41)           147
                                                                     -----------   ------------   -----------

      Net periodic pension cost                                      $    (1,030)  $      (782)   $     1,403
                                                                     ============  ============   ===========

         Negative pension cost recognized for the years ended December 31, 2000 and 1999 was $376 thousand and $219 thousand, respectively. Pension expense allocated to the Company for the year ended December 31, 1998 was $1 million. Included in the Company's other assets are prepaid pension costs of $3.9 million and $3.1 million at December 31, 2000 and 1999.

         The Company's funding policy is to make contributions, as required by various regulations, not to exceed the maximum amounts deductible for federal income tax purposes (none in 2000 or 1999 and $740 thousand in 1998). Plan assets, primarily listed bonds and stocks, are held by independent trustees. The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 7.25% for both 2000 and 1999. The expected long-term rate of return on Plan assets was 9% for both 2000 and 1999.

         The Parent also sponsors a defined contribution (401k) plan, which covers all full-time employees. The plan matches 75% of the first 2% of salary contributed by a participant. The Company contributed approximately $714 thousand, $590 thousand and $446 thousand to the plan for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  Lease Commitments

         Rental expense for operating leases was $5.2 million, $4.6 million, and $4.5 million for the years ended December 31, 2000, 1999, and 1998, respectively.

         Annual aggregate minimum rental commitments under non-cancelable operating leases are as follows (in thousands of dollars):

               2001        $4,511              2004                    $3,764
               2002         3,984              2005                     3,824
               2003         3,711              2006 and beyond         15,454

     11.  Related Parties

         The Company purchases management services, office space and administrative services from related parties, primarily its Parent. Included in general and administrative expenses for the years ended December 31, are charges for (in thousands):

                                                                         2000          1999           1998
                                                                         ----          ----           ----
      Management fees                                                $     4,103   $     2,846    $     2,722
      Accounting, internal audit and tax services                            732           630            589
      Human resources                                                        988         1,119            863
      Treasury                                                               314           354            270
      Occupancy, vehicle rentals and administrative services                 897           857            815
                                                                     -----------   -----------    -----------

                                                                     $     7,034   $     5,806    $     5,259
                                                                     ===========   ===========    ===========

         Expenses are allocated based on the Parent's best estimates of proportional or incremental costs, whichever is more representative of costs on a stand-alone basis. In management's opinion, expenses shown in the financial statements approximate expenses on a stand-alone basis.

12.  Contingencies and Commitments

         On April 28, 2000, the Federal Communications Commission (FCC) issued a Report and Order which approved the Company's Petition for Rule Making to create a new FM signal, in College Park, Georgia, which would permit WHMA-FM to relocate and serve the Atlanta Metro Area. A Petition for Reconsideration dated June 16, 2000, was filed by a mutually exclusive applicant. That Petition was dismissed by a Memorandum Opinion and Order issued by the Mass Media Bureau of the FCC on February 7, 2001. The Order of the FCC staff will become a final order unless an Application for Review is filed to the full Commission. The Company also had submitted an application for a construction permit on July 14, 2000, which was granted on November 15, 2000. Six months after the construction permit becomes a final order or on the FCC's grant of program test authority, whichever first occurs, the Company must pay the former owners of WHMA-FM $10,000,000 per the original purchase agreement.

         An unrelated cable television Multiple System Operator (MSO) purchased a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Susquehanna Cable Co.'s cable television operating subsidiaries in 1993. On January 18, 2000, the MSO was acquired by an unrelated company. Cable programming formerly acquired through the MSO cost approximately $1.9 million more in 2000 due to the ownership change.

         The MSO may offer to purchase the Company's interest in its cable television operations. The Company must either accept or reject an offer within sixty days. If the Company rejects the offer, the MSO may require the Company to repurchase the MSO's holdings at the offer price plus a fee equal to 3% of the MSO's $25 million investment, compounded annually from 1993.

         During the period November 12, 2000 through November 12, 2003, the MSO may require the Company to repurchase its ownership interest at a price to be determined by independent appraisers. The "Put Right" may not be exercised if exercise would create default under certain debt agreements. If the "Put Right" is exercised, the Company may, at its sole discretion and in lieu of acquiring the MSO's ownership interests, sell Cable and pay the MSO its pro rata share of net proceeds.

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

         Segment information for the years ended December 31, 2000, 1999, and 1998 was as follows (in thousands):

                                                           Radio           Cable           Other    Consolidated

      For the Year Ended December 31, 2000
      Operating income                                 $  67,579       $  12,481     $       525      $  80,585
      Interest expense, net                                8,220          14,462          14,841         37,523
      Depreciation and amortization                        9,899          22,494             740         33,133
      Income (loss) before income taxes, and
           extraordinary loss and minority interests      58,144          (5,872)         (7,879)        44,393
      Provision (benefit) for income taxes                21,092          (1,717)         (2,714)        16,661
      Identifiable assets                                339,618         187,822         132,017        659,457
      Capital expenditures                                 5,574          30,359             980         36,913


      For the Year Ended December 31, 1999
      Operating income                                 $  51,866       $  15,225     $       957      $  68,048
      Interest expense, net                                6,310          11,802          10,461         28,573
      Depreciation and amortization                        7,965          19,048             559         27,572
      Income (loss) before income taxes, and
           extraordinary loss and minority interests      47,212           2,290          (4,372)        45,130
      Provision (benefit) for income taxes                18,531           1,024          (1,511)        18,044
      Identifiable assets                                222,462         177,797         125,883        526,142
      Capital expenditures                                 3,400          28,375           1,291         33,066

      For the Year Ended December 31, 1998
      Operating income (loss)                          $  34,406       $  16,945     $      (148)     $  51,203
      Interest expense, net                                8,210           9,390           2,906         20,506
      Depreciation and amortization                        7,281          14,609             439         22,329
      Income (loss) before income taxes, and minority
           interests                                      27,062           9,447          (3,730)        32,779
      Provision (benefit) for income taxes                11,928           3,907          (1,312)        14,523
      Identifiable assets                                211,842         135,927           7,372        355,141
      Capital expenditures                                 7,727          20,737           1,128         29,592

14.  Subsequent Events

         On January 31, 2001, Susquehanna Radio Corp. agreed to purchase all of the stock of Sunnyside Communications, Inc. for $3.3 million. Sunnyside Communications, Inc. owns and operates WQKC-FM and WZZB-AM serving Seymour, Indiana and WAVG-AM serving Jeffersonville, Indiana and Louisville, Kentucky. Existing credit facilities will be used to finance the acquisition. A second quarter closing is anticipated.

         On February 15, 2001, Susquehanna Radio Corp. (SRC) purchased a forty-percent interest in 1051FM, LLC from Jesscom, Inc. for $10 million cash. 1051FM, LLC owns a construction permit to build a Class C-1 radio station with call letters KGAR-FM licensed to Garden City, Missouri and serving the Kansas City market. Under the terms of a joint sales agreement, SRC will sell all commercial airtime on the station and Jesscom will program and operate the station. SRC is required to pay 1051FM, LLC's monthly operating expenses and additional fees. SRC has the option to purchase the remaining sixty-percent interest in 1051FM, LLC for a year beginning February 14, 2004, at fair market value as determined by an independent appraiser (for not less than $15.0 million and not more than $27.0 million). Existing credit facilities were used to finance the acquisition. The station is expected to commence broadcasting by mid-year.

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

         The following table sets forth certain information with respect to our directors and executive officers and other key employees:

        Name              Age              Position(s)
        ----              ---              -----------
   Louis J. Appell, Jr.   76    Chairman of the Board of Directors
   Peter P. Brubaker      54    Director, Chief Executive Officer and President
   Craig W. Bremer        52    Director, Secretary and General Counsel
   William H. Simpson     59    Director
   John L. Finlayson      59    Director and Vice President
   Alan L. Brayman        49    Treasurer
   David E. Kennedy       48    Director and Vice President
   James D. Munchel       46    President and Chief Operating Officer of
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

Item 11.      Executive Compensation

         We do not compensate its directors for services provided in that capacity.

         We have no employees. All of our executive officers are also executive officers of Susquehanna Pfaltzgraff, (our parent company). Susquehanna Pfaltzgraff paid all compensation of our executive officers under a management agreement between Susquehanna Pfaltzgraff and us. Under that agreement, we pay a fee to Susquehanna Pfaltzgraff for executive office space, services of the legal department and management services, including compensation for the services rendered to us by the executive officers of Susquehanna Pfaltzgraff. Under the agreement, we paid a management fee in the amount of $4.1 million in 2000. As executive officers of Susquehanna Pfaltzgraff, our executive officers will continue to render services to Susquehanna Pfaltzgraff and its other subsidiaries in addition to us.

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

         All of the outstanding common stock of Susquehanna Media is owned by our parent, Susquehanna Pfaltzgraff. The following table sets forth certain information regarding the beneficial ownership of our preferred stock as of December 31, 2000 by:

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

                                               Shares Beneficially Owned
           Name Of Beneficial Owner          Number                Percent
           ------------------------          -------               -------
Directors and Executive Officers
Louis J. Appell, Jr. (1)                     5,095.98                7.2%
Peter P. Brubaker                              793.77                1.1%
Craig W. Bremer                                    --                 --
William H. Simpson                                 --                 --
John L. Finlayson                                  --                 --
Alan L. Brayman                                    --                 --
David E. Kennedy                                   --                 --
All directors and executive officers
as a group (7 persons)                       5,889.75                8.3%
Other 5% Holders
Louis J. Appell, III (2)                     7,513.71               10.7%
Helen F. Appell, II (3)                      7,513.71               10.7%
Barbara F. Appell (4)                        7,513.71               10.7%
Walter M. Norton (5)                        32,085.41               45.5%
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

     Susquehanna Pfaltzgraff

         Susquehanna Pfaltzgraff Co. (Susquehanna Pfaltzgraff) has the authority under its charter to issue 40,000,000 shares of common stock, par value $.01 per share, 50,000,000 shares of ESOP common stock, par value $.01 per share, and 10,000,000 shares of Class A nonvoting common stock, par value $.01 per share. We currently have outstanding 18,618,355 shares of common stock, 6,701,396 shares of ESOP common stock and 2,301,955 shares of Class A nonvoting common stock. The holders of the ESOP common stock are entitled to an annual cumulative preferential dividend of approximately $1.05 per share. After payment of the ESOP common stock dividend, the ESOP common stock, the common stock and the Class A nonvoting common stock share equally and ratably on a share for share basis in dividends. In the event of a liquidation of Susquehanna Pfaltzgraff, the holders of ESOP common stock are entitled to the payment of all accrued and unpaid dividends before any distributions to holders of common stock or Class A common stock. Thereafter, all three classes of stock share in distributions on a pro rata basis. Except as required by law, the holders of Class A nonvoting common stock have no voting rights. Each share of common stock and ESOP common stock is entitled to one vote on all matters submitted to a vote of stockholders.

         The following table sets forth certain information regarding the beneficial ownership of Susquehanna Pfaltzgraff's common stock, ESOP common stock and Class A nonvoting common stock as of December 31, 2000 by:

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


                                      Percentage     Number of    Percentage     Number of     Percentage
                         Number of        of            ESOP        of ESOP       Class A      of Class A
                          Common        Common         Common       Common         Common        Common
                          Shares        Shares         Shares       Shares         Shares        Shares       Total
  Name of Beneficial    Beneficially  Beneficially  Beneficially  Beneficially  Beneficially  Beneficially    Voting
         Owner             Owned         Owned         Owned         Owned         Owned          Owned       Power
         -----             -----         -----         ------        -----         -----          -----       -----
Directors and
Executive Officers

Louis J. Appell, Jr.
(1) (2)                   64,204         0.3%            --            --        1,252,900         54.4%        0.3%

William H. Simpson (1)      --            --             --            --          426,085         18.5%         --

Peter B. Brubaker (1)       --            --             --            --          311,485         13.5%         --

John L. Finlayson (1)       --            --             --            --          311,485         13.5%         --

Craig W. Bremer (1)         --            --             --            --

Alan L. Brayman (1)         --            --             --            --

David E. Kennedy (1)        --            --             --            --

Officers and directors
as a group (7 persons)      --            --             --            --        2,301,955          100%         --

Other 5% Holders

Louis J. Appell Trusts
(3)                     16,824,300       90.4%           --            --             --             --        66.4%

Susquehanna
Pfaltzgraff ESOP (4)        --            --         6,701,396       100.0%           --             --        26.5%


--------------------
(1)      All addresses are 140 East Market Street, York, PA 17401.

(2) Includes common shares held by Nathan Appell Trust for the benefit of Louis J. Appell, Jr.

(3) Includes shares held as follows: (a) Louis J. Appell residuary trust for the benefit of Louis J. Appell, Jr. (5,861,800 shares); (b) Louis
         J. Appell residuary trust for the benefit of Helen A. Norton (5,968,900 shares); and (c) Louis J. Appell residuary trust for the benefit of George N. Appell and his descendants (4,993,600 shares). Addresses for each trust are 140 East Market Street, York, PA 17401.

(4) Held of record by State Street Bank and Trust Co., as trustee of the Susquehanna Pfaltzgraff Co. Employee Stock Ownership Plan. Address is P.O. Box 1521, Boston, MA 02104-9818.


Item 13.      Certain Relationships and Related Transactions

     Related Party Transactions

         Susquehanna Pfaltzgraff, our parent company, provides us with management services, executive office space and services of the legal department. Under an agreement between Susquehanna Pfaltzgraff and us, we paid a management fee for such services in 2000 in the amount of $4.1 million. Susquehanna Pfaltzgraff also provides us, at cost, accounting and tax services, human resources services, treasury services and administrative services. For such services in 1999, we paid Susquehanna Pfaltzgraff an aggregate of $2.9 million. Expenses are allocated based on the parent's best estimates of proportional or incremental cost, whichever is deemed more representative of cost on a stand-alone basis.

         Certain of our direct and indirect subsidiaries leased three office properties and one broadcast tower under lease agreements with L.A.B. Realty Company (LAB). The aggregate amount paid to LAB under such agreements in 2000 was approximately $353,000. LAB was owned directly and indirectly by Louis J. Appell, Jr., Chairman of Susquehanna Media, his siblings, certain members of their families and trusts of which such persons or members of their families are trustees or beneficiaries. Mr. Appell and John L. Finlayson are officers and directors of both LAB and Susquehanna Media. Craig W. Bremer is an officer of LAB and an officer and director of Susquehanna Media. On December 31, 2000, LAB merged with Susquehanna Pfaltzgraff Co. Existing leases will be continued or the properties sold to present lessees at a price determined by independent valuation.

         An indirect subsidiary of Susquehanna Media leases vehicles and equipment from Queen Street Leasing. Susquehanna Radio leases a studio property from G-III Partners. We paid Queen Street Leasing and G-III Partners approximately $73,000 and $178,000, respectively, in 2000 under such leases. Queen Street Leasing and G-III Partners are limited partnerships owned directly and indirectly by Mr. Appell, his siblings, certain members of their families and trusts of which such persons or members of their families are trustees or beneficiaries.

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

         Upon completion of the 1999 offering of senior subordinated notes, we loaned $116.9 million to Susquehanna Pfaltzgraff, which it then loaned to its newly formed employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase approximately $116.9 million of Susquehanna Pfaltzgraff Co.'s common stock from trusts for the benefit of Mr. Appell, his siblings and certain members of their families. Our employees participate in the employee stock ownership plan. The loan to Susquehanna Pfaltzgraff Co. matures on December 30, 2018 and bears interest at a per annum rate of 6.0%. We expect the loan to be repaid in annual installments of principal and interest. Related interest income was $6.7 million in 2000.

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


     The Lenfest Agreement

         Pursuant to an agreement among Lenfest Communications, Inc. (Lenfest), Susquehanna Cable and certain of its subsidiaries (as amended, the "Lenfest Agreement"), Lenfest holds minority ownership interests equal to 14.9% of Susquehanna Cable and 17.75% of each of its principal operating subsidiaries. Lenfest's ownership interests were acquired in exchange for capital contributions of $11.0 million in cash in May 1993 and cable television systems in December 1993 valued at $14.0 million. The cable systems are located in Red Lion and Mount Wolf, Pennsylvania and are now part of the York system. In January 2000, Comcast Corporation acquired Lenfest Communications, Inc. and consequently, Lenfest's interest in Susquehanna Cable and certain of its subsidiaries. Comcast has succeeded to Lenfest's rights and obligations under the Lenfest Agreement. Programming costs for 2000 were approximately $1.9 million higher than expected due to the loss of programming discounts due to the change in ownership. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)       The following documents are filed as part of this report:

         1.       Consolidated Financial Statements Filed:
                  Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

         2.       Consolidated Financial Statement Scheduled Filed:
                  Please refer to Item 8 - Consolidated Financial Statement and Supplementary Data.

         3.       Exhibits Filed:

 Exhibit
 Number                     Description
---------                   -----------
2 Asset Purchase Agreement, dated May 11, 2000, among Susquehanna Radio Corp. and Entercom Communications Corp., Entercom Kansas City, LLC and Entercom Kansas City License, LLC (incorporated herein by reference from Exhibit 2 to the Company's Current Report on Form 8-K filed August 2, 2000, file No. 333-80523)

3.1 Certificate of Incorporation of Susquehanna Media Co., as amended (incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-4, file No. 333-80523)

3.2 By-laws of Susquehanna Media Co. (incorporated herein by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-4, file No. 333-80523)

4.1 Indenture for the 8 1/2% Senior Subordinated Notes due 2009, dated as of May 12, 1999, between Susquehanna Media Co. and Chase Manhattan Trust Company, National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-4, file No. 333-80523)

4.2 Form of Exchange Global Note for 8 1/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-4, file No. 333-80523)

4.3 Form of Exchange Certificated note for 8 1/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4, file No. 333-80523)

10.1 $450 million syndicated credit facility arranged by First Union Capital Markets Corp. (incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-4, file No. 333-80523)

10.2 Agreement dated November 6, 1992, by and among Lenfest Communications, Inc., Susquehanna Cable Co. and certain subsidiaries of Susquehanna Cable Co., as amended (incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-4, file No. 333-80523)

10.3 Management Agreement dated May 24, 1993 by and between Susquehanna Pfaltzgraff Co. and Susquehanna Media Co. (incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-4, file No. 333-80523)

12            Computation of ratios of earnings to fixed charges

21 Subsidiaries of Susquehanna Media Co. (incorporated herein by reference from Exhibit 21 to the Company's Registration Statement on Form S-4, file No. 333-80523)
                                       67

    Supplementary Information to be Furnished With Reports filed Pursuant to
        Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2000. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUSQUEHANNA MEDIA CO.

                                     /s/  Peter P. Brubaker
                                     -------------------------------------------
                                     By:  Peter P. Brubaker,
                                          Chief Executive Officer and President
Date: March 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                           Title                            Date
                ---------                           -----                            ----
/s/       Louis J. Appell, Jr.        Chairman of the Board of Directors        March 29, 2001
-----------------------------------
         Louis J. Appell, Jr.

/s/         Peter P. Brubaker         Director, Chief Executive Officer
-----------------------------------            and President                    March 29, 2001
            Peter P. Brubaker

/s/         David E. Kennedy              Director, Vice President              March 29, 2001
-----------------------------------
            David E. Kennedy

/s/         Craig W. Bremer            Director, Secretary and General
-----------------------------------              Counsel                        March 29, 2001
            Craig W. Bremer

/s/        William H. Simpson                    Director                       March 29, 2001
-----------------------------------
           William H. Simpson

/s/         John L. Finlayson           Director, Vice President (and
-----------------------------------     principal accounting officer)           March 29, 2001
           John L. Finlayson