Form 10-Q
period 2001-03-31
SUSQUEHANNA MEDIA CO
filed 2001-05-11
CIK 1088146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

YES    X         NO
    -------         -------


As of May 11, 2001, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

                              SUSQUEHANNA MEDIA CO.
                                    FORM 10-Q
                                TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------------------------------
PART I  -  FINANCIAL INFORMATION............................................................................................1


ITEM 1.    FINANCIAL STATEMENTS.............................................................................................1

     CONDENSED CONSOLIDATED BALANCE SHEETS..................................................................................1
     CONDENSED CONSOLIDATED INCOME STATEMENTS...............................................................................2
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS........................................................................3
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................................................4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................6
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK......................................................9

PART II - OTHER INFORMATION................................................................................................10

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................................10

SIGNATURE..................................................................................................................11

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                                  March 31,       December 31,
                                                                                                    2001              2000
                                                                                                    ----              ----
                                                                                                 (unaudited)
                                                  ASSETS
Current Assets
     Cash and cash equivalents                                                                $       33         $        -
     Accounts receivable, net                                                                     34,979             51,189
     Interest receivable from Parent                                                               1,565                  -
     Prepaid income taxes                                                                          1,602              1,028
     Deferred income taxes                                                                           506                  -
     Other current assets                                                                          8,117              4,683
                                                                                              ----------         ----------
         Total Current Assets                                                                     46,802             56,900
Property, Plant and Equipment, net                                                               142,187            140,624
Intangible Assets, net                                                                           320,343            323,578
Note Receivable from Parent                                                                      108,050            108,050
Investments and Other Assets                                                                      38,040             30,305
                                                                                              ----------         ----------
                                                                                              $  655,422         $  659,457
                                                                                              ==========         ==========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Cash overdrafts                                                                          $        -         $      598
     Accounts payable                                                                             12,097             12,859
     Current portion of long-term debt                                                                46                 62
     Accrued interest                                                                              7,355              3,573
     Deferred income                                                                               2,938              3,044
     Accrued salaries and benefits                                                                 2,729              4,940
     Accrued ESOP benefit costs                                                                    2,063                  -
     Accrued franchise and licensing fees                                                          1,793              2,897
     Deferred income taxes                                                                             -                494
     Other accrued expenses                                                                        6,814              7,462
                                                                                              ----------         ----------
         Total Current Liabilities                                                                35,835             35,929
                                                                                              ----------         ----------
Long-term Debt                                                                                   497,100            500,600
                                                                                              ----------         ----------
Other Liabilities                                                                                  6,005              5,605
                                                                                              ----------         ----------
Deferred Income Taxes                                                                             39,577             38,988
                                                                                              ----------         ----------
Minority Interests                                                                                45,464             45,105
                                                                                              ----------         ----------
Stockholders' Equity
     Preferred stock - voting, 7% cumulative with par value of $100,
         authorized 110,000 shares, 70,449.21 issued and outstanding                               7,050              7,050
     Common stock - voting, $1 par value, authorized 1,100,000
         shares, 1,100,000 shares issued and outstanding                                           1,100              1,100
     Retained earnings                                                                            23,291             25,080
                                                                                              ----------         ----------
         Total Stockholders' Equity                                                               31,441             33,230
                                                                                              ----------         ----------
                                                                                              $  655,422         $  659,457
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

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                                                  For the Three Months
                                                                                                     Ended March 31,
                                                                                                 2001              2000
                                                                                                 ----              ----
 Revenues
     Radio                                                                                     $  39,780       $  41,682
     Cable                                                                                        24,663          22,145
     Blazenet and Other                                                                            2,408           1,270
                                                                                               ---------       ---------
         Total revenues                                                                           66,851          65,097
                                                                                               ---------       ---------

Operating Expenses
     Operating and programming                                                                    28,284          23,738
     Selling                                                                                       8,444           8,044
     General and administrative                                                                   14,512          12,459
     Depreciation and amortization                                                                 9,288           7,239
                                                                                               ---------       ---------
         Total operating expenses                                                                 60,528          51,480
                                                                                               ---------       ---------

Operating Income                                                                                   6,323          13,617

Other Income (Expense)
     Interest expense                                                                            (10,287)         (8,057)
     Interest income from loan to Parent                                                           1,547           1,664
     Other                                                                                           279              (2)
                                                                                               ---------       ---------
Income (Loss) Before Income Taxes
      and Minority Interest                                                                       (2,138)          7,222

Provision (Benefit) for Income Taxes                                                                (830)          2,886
                                                                                               ---------       ---------

Income (Loss) Before Minority Interests                                                           (1,308)          4,336

Minority Interests                                                                                  (361)           (899)
                                                                                               ---------       ---------

Net Income (Loss)                                                                                 (1,669)          3,437

Preferred Dividends Declared                                                                        (123)           (123)
                                                                                               ---------       ---------

Net Income (Loss) Available for Common Shares                                                  $  (1,792)      $   3,314
                                                                                               =========       =========

Basic and Diluted Net Income (Loss) Per Common Share                                           $   (1.63)      $    3.01
                                                                                                   =====            ====






The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                               ----------------------------
                                                                                                2001                  2000
                                                                                                ----                  ----
Cash Flows from Operating Activities
     Income before minority interests                                                     $    (1,308)          $     4,336
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization                                                          9,288                 7,239
         Deferred income taxes                                                                   (411)                  331
         Equity in earnings of investees                                                         (297)                 (273)
         Deferred financing amortization                                                          314                   261

     Changes in assets and liabilities:
         Decrease in accounts receivable, net                                                  16,210                10,563
         Increase in other current assets                                                      (3,435)               (3,182)
         Increase in interest receivable from parent                                           (1,565)               (1,664)
         Increase (decrease) in accounts payable                                                 (762)                   25
         Increase in accrued interest                                                           3,782                 2,680
         Increase (decrease) in prepaid/accrued income taxes                                     (574)                1,837
         Increase in accrued ESOP benefit costs                                                 2,063                 1,439
         Decrease in other accrued expenses                                                    (4,069)               (1,351)
         Increase in other liabilities                                                            400                   750
                                                                                          -----------           -----------
              Net cash provided by operating activities                                        19,636                22,991
                                                                                          -----------           -----------

Cash Flows from Investing Activities
     Purchase of property, plant and equipment, net                                            (7,248)               (8,004)
     Acquisition                                                                                 (384)                    -
     Increase in investments, other assets and intangible assets                               (7,751)               (2,247)
                                                                                          -----------           -----------
              Net cash used by investing activities                                           (15,383)              (10,251)
                                                                                          -----------           -----------

Cash Flows from Financing Activities
     Decrease in revolving credit facility                                                     (3,500)              (13,000)
     Decrease in cash overdraft                                                                  (598)                    -
     Payments of preferred dividends                                                             (123)                 (123)
     Non-voting subsidiary common stock transactions                                                1                   555
                                                                                          -----------           -----------

              Net cash used by financing activities                                            (4,220)              (12,568)
                                                                                          -----------           -----------

Net Increase in Cash and Cash Equivalents                                                          33                   172

     Cash and Cash Equivalents, beginning                                                           -                   639
                                                                                          -----------           -----------

     Cash and Cash Equivalents, ending                                                    $        33           $       811
                                                                                          ===========           ===========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the "Company" or "Media"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The condensed consolidated financial statements (the "financial statements") include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In the opinion of management, the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

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


2.       Recent Developments

         On January 31, 2001, we agreed to purchase all of the stock of Sunnyside Communications, Inc. for $3.3 million. Sunnyside Communications, Inc. owns and operates WQKC-FM and WZZB-AM which serve Seymour, Indiana and WAVG-AM, which serves Jeffersonville, Indiana and Louisville, Kentucky. Existing credit facilities will be used to finance the acquisition. A second quarter closing is anticipated.

         On February 15, 2001, we purchased a forty-percent interest in 1051FM, LLC from Jesscom, Inc. for $10.0 million cash. 1051FM, LLC owns a construction permit to build a Class C-1 radio station with call letters KGAR-FM licensed to Garden City, Missouri and serving the Kansas City, Missouri market. Under the terms of a joint sales agreement, Media will sell all commercial airtime on the station and Jesscom will program and operate the station. Media is required to pay 1051FM, LLC's monthly operating expenses and additional fees. Media has the option to purchase the remaining sixty-percent interest in 1051FM, LLC for a one year period beginning February 14, 2004, at fair market value as determined by an independent appraiser. However, such purchase price may not be less than $15.0 million nor more than $27.0 million. Existing credit facilities were used to finance the acquisition. The station is expected to commence broadcasting by mid-2001.

         At March 31, 2001, Media was party to an interest rate swap agreement which effectively changes $50.0 million of variable rate debt to fixed rate debt. The effective interest rate on the $50.0 million was 6.2% at March 31, 2001. The interest rate swap was recorded at its fair value as of March 31, 2001. Accordingly, a $330,000 charge was included in interest expense for the three months ended March 31, 2001 and a current liability was recorded. Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

         On April 1, 2001, the second of a three-step change in the valuation of Cable's performance share plan and Radio's employee stock plan occurred. As noted in Media's December 31, 2000 Annual Report on Form 10-K, valuation changes will be completed on April 1, 2002. Second quarter 2001 operating income and Adjusted EBITDA will include a $4.2 million charge for this valuation change. Although the change in Radio's employee stock plan has no effect on second quarter operating income or Adjusted EBITDA, minority interests will increase $23.7 million due to the valuation change.


     3.  Segment Information

         The Company's business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable and Blazenet and Other. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Accounting policies, as described in the Company's most recent audited financial statements, are applied consistently across all segments.

Segment information (in thousands of dollars) follows:

                                                                                         Blazenet and
                                                              Radio          Cable           Other      Consolidated
                                                              -----          -----           -----      ------------
      For the Three Months Ended March 31, 2001
      -----------------------------------------
      Operating income (loss)                                 4,951          2,646           (1,274)         6,323
      Interest expense, net                                   2,775          3,497            4,015         10,287
      Depreciation and amortization                           2,746          6,266              276          9,288
      Income (loss) before income taxes                       2,158           (851)          (3,445)        (2,138)
      Provision (benefit) for  income taxes                     802           (221)          (1,411)          (830)
      Identifiable assets                                   338,694        185,848          130,880        655,422
      Capital expenditures                                    2,457          4,419              372          7,248

      For the Three Months Ended March 31, 2000
      -----------------------------------------
      Operating income                                       10,125          3,020              472         13,617
      Interest expense, net                                   1,239          3,246            3,572          8,057
      Depreciation and amortization                           1,870          5,263              106          7,239
      Income (loss) before income taxes                       8,885           (227)          (1,436)         7,222
      Provision (benefit) for income taxes                    3,470            (75)            (509)         2,886
      Identifiable assets                                   216,959        178,402          128,246        523,607
      Capital expenditures                                      626          7,233              145          8,004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




Cautionary Note Regarding Forward-Looking Statements

         Some of the statements in this Form 10-Q, as well as statements made by the Company in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in the Company's markets), acquisition opportunities and the Company's ability to successfully integrate acquired businesses, properties or other assets and realize the anticipated benefits of such acquisitions, expectations and estimates concerning future financial performance, financing plans and access to capital on favorable terms, the Company's ability to service its outstanding indebtedness, the possibly material impact and timing of compensation expenses related to changes in performance share values and the change in value of minority interests subject to required repurchase, the impact of competition, existing and future regulations affecting the Company's business, nonrenewal of cable franchises, advances in technology and the Company's ability to adapt to and capitalize on such advances, decreases in the Company's customers advertising and entertainment expenditures and other factors over which the Company may have little or no control.

Results of Operations

         The following table summarizes Media's consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three months ended March 31, 2001 and 2000.


                                                                                 Three months ended March 31,
                                                                                2001                      2000
                                                                                ----                      ----
Revenues
            Radio                                                     $  39.8         59.5%    $   41.7         64.1%
            Cable                                                        24.7         36.9%        22.1         33.9%
            Blazenet
              and Other                                                   2.4          3.6%         1.3          2.0%
                                                                      -------      --------    --------       -------
        Total revenues                                                   66.9        100.0%        65.1        100.0%
                                                                      -------      --------    --------       -------

Operating expenses
            Operating and programming                                    28.3         42.3%        23.8         36.6%
            Selling, general and
               Administrative                                            23.0         34.4%        20.5         31.5%
            Depreciation and amortization                                 9.3         13.9%         7.2         11.0%
                                                                      -------      --------    --------       -------
        Total operating expenses                                         60.6         90.6%        51.5         79.1%
                                                                      -------      --------    --------       -------

Operating income                                                      $   6.3          9.4%    $   13.6         20.9%
                                                                      =======      ========    ========       =======

Net income                                                            $ (1.7)        (2.5)%    $    3.4          5.2%
                                                                      =======      ========    ========       =======

Adjusted EBITDA                                                       $ 18.0          26.9%    $   22.6         34.7%
                                                                      =======      ========    ========       =======

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

         Revenues. Revenues increased $1.8 million or 3% from 2000 to 2001. Radio revenues decreased $1.9 million or 5% from 2000 to 2001. Radio's revenue decrease was due in large part to a significant decrease in advertising by Internet-related companies. Same stations revenues, which exclude the Kansas City stations acquired in third quarter 2000 and WHMA/WWWQ, declined $3.3 million or 8% to $38.0 million. Revenues from Internet-related companies dropped $5.9 million from 2000 to 2001. The San Francisco and Atlanta stations were most affected by the drop in Internet-related revenues. Excluding Internet-related business, same stations revenues increased 7% from 2000 to 2001. Cable revenues increased $2.6 million or 12% from 2000 to 2001. Cable's revenue growth was primarily due to basic service rate increases and from increased penetration of digital cable and cable modem service. Blazenet and Other revenues, from Internet access and web design activities, increased $1.1 million or 85% from 2000 to 2001, primarily from a web design business acquired in October 2000. Scheduled Cable rate increases are expected to favorably impact second quarter 2001.

         Operating income. Operating income decreased $7.3 million or 54% from 2000 to 2001. Radio operating income for the quarter was $4.9 million, a $5.2 million or 51% decline from first quarter 2000. Lower revenues, increased expenses from the Kansas City stations acquired in third quarter 2000 and expenses from launching WWWQ were responsible for Radio's decreased operating income. Same stations operating income was $8.2 million, a $2.1 million or 21% decrease from 2000. Cable operating income for the first quarter was $2.6 million, a $0.4 million or 12% decrease from the first quarter 2000. Higher depreciation, related to completed rebuild phases, and higher programming costs were responsible for the decrease in Cable's operating income. Operating income for the Blazenet and Other segment dropped $1.7 million from 2000 to a $1.3 million loss for the quarter. Expenses related to web-design operations were responsible for the decline.

           Media is responding to decreased operating income by instituting cost reductions, including eliminating positions which represent approximately 4% of our workforce.

         Net income. Net income decreased $5.1 million, to a $1.7 million net loss for the first quarter of 2001. Lower operating income and higher net interest expense were primarily responsible for the decrease in net income. Higher net interest expense was due to increased debt from cable rebuilds and acquisitions occurring after March 31, 2000.

         Depreciation and amortization. Depreciation and amortization increased $2.0 million or 28% from 2000 to 2001. Completed phases of cable system rebuilds and acquisitions were responsible for the increase.

         Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA decreased $4.6 million or 20% from 2000 to 2001. Radio's Adjusted EBITDA was $9.3 million, a $4.1 million or 31% decrease from first quarter 2000. The decrease in Radio's Adjusted EBITDA was due to lower revenues and the same factors which impacted Radio's operating income. Cable's Adjusted EBITDA was $9.4 million, an increase of $0.7 million or 8% over 2000. Basic rate increases, increased deployment of digital cable and cable modem services helped improve Cable's Adjusted EBITDA. Blazenet and Other's operating loss decreased their Adjusted EBITDA.

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

         Interest expense. Interest expense increased $2.2 million or 28% from 2000 to 2001. Higher net interest expense was due to borrowings for cable rebuilds and acquisitions occurring after March 31, 2000. Interest expense included a $330,000 charge incident to recording the fair value of an interest rate swap contract at March 31, 2001 (See Note 2 to the Condensed Consolidated Financial Statements, "Recent Developments").

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company's future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations, cable systems and other assets, potential repurchases of its subsidiarys' common stock, and interest payable on outstanding indebtedness and its senior credit facilities.

         Net cash provided by operating activities was $19.6 million for the three months ended March

31, 2000. The Company's net cash provided by operating activities was generated by normal operations.

         Net cash used by investing activities was $15.4 million for the three months ended March 31, 2001. On February 15, 2001, we purchased a forty percent interest in 1051FM, LLC for $10.0 million cash (See Note 2 to the Condensed Consolidated Financial Statements, "Recent Developments"). Capital expenditures, excluding acquisitions, were $7.2 million and $8.0 million for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures were used to upgrade and maintain cable systems. The Company expects to make capital expenditures of $31 million in the remainder of 2001, primarily for cable systems upgrades. We expect to use existing credit facilities and operating cash flow to fund the cable systems upgrades.

         Net cash used by financing activities was $4.2 million for the three months ended March 31, 2001. The outstanding balance of the revolving credit facility, which had $96.9 million available at March 31, 2001, was reduced by $3.5 million during the first quarter.

         The Company believes that funds generated from operations and the borrowing availability under its new senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, the Company evaluates potential acquisitions of radio stations, cable television systems and other assets. In connection with future acquisition opportunities, the Company may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as noted in this Form 10-Q, the Company has no current commitments or agreements with respect to any material acquisitions.


Item 3. Quantitative and Qualitative Disclosures About Market Risk


         We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of Media's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         None.

(b)      Reports of Form 8-K:

         The Company filed a report on Form 8-K on February 16, 2001 under Item 5, Other Events, indicating its earnings for the quarter and year ended December 31, 2000.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 11, 2001                      SUSQUEHANNA MEDIA CO.


                                  By:    /s/ John L. Finlayson
                                      ------------------------------------------
                                       John L. Finlayson
                                       Vice President and Principal Financial
                                       and Accounting Officer