Form 10-Q
period 2001-06-30
SUSQUEHANNA MEDIA CO
filed 2001-08-13
CIK 1088146

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2001

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

YES     X         NO
    ----------       ----------


As of August 13, 2001, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

                              SUSQUEHANNA MEDIA CO.
                                    FORM 10-Q
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION ....................................................................    1

 ITEM 1. FINANCIAL STATEMENTS .....................................................................    1
  CONDENSED CONSOLIDATED BALANCE SHEETS ...........................................................    1
  CONDENSED CONSOLIDATED INCOME STATEMENTS ........................................................    2
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS .................................................    3
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............................................    4
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS .......................................................................................    6
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................   12

PART II - OTHER INFORMATION .......................................................................   13

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .........................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                                                         June 30,          December 31,
                                                                                           2001                2000
                                                                                           ----                ----
                                                                                       (unaudited)
                                     ASSETS
Current Assets
   Cash and cash equivalents                                                             $    831            $      -
   Accounts receivable, net                                                                45,251              51,189
   Interest receivable from parent                                                          3,233                   -
   Prepaid income taxes                                                                     1,516               1,028
   Deferred income taxes                                                                      348                   -
   Other current assets                                                                     7,102               4,683
                                                                                         --------            --------
      Total Current Assets                                                                 58,281              56,900
Property, Plant, and Equipment, net                                                       144,924             140,624
Intangible Assets, net                                                                    316,497             323,578
Note Receivable from Parent                                                               108,050             108,050
Investments and Other Assets                                                               44,535              30,305
                                                                                         --------            --------
                                                                                         $672,287            $659,457
                                                                                         ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Cash overdrafts                                                                       $      -            $    598
   Accounts payable                                                                        10,273              12,859
   Current portion of long-term debt                                                          279                  62
   Accrued salaries and benefits                                                            3,997               4,940
   Accrued ESOP benefit costs                                                               4,401                   -
   Accrued interest                                                                         3,663               3,573
   Deferred income                                                                          2,905               3,044
   Accrued franchise and licensing fees                                                     1,601               2,897
   Deferred income taxes                                                                        -                 494
   Other accrued expenses                                                                   6,055               7,462
                                                                                         --------            --------
      Total Current Liabilities                                                            33,174              35,929
                                                                                         --------            --------
Long-Term Debt                                                                            508,950             500,600
                                                                                         --------            --------
Other Liabilities                                                                          13,435               5,605
                                                                                         --------            --------
Deferred Income Taxes                                                                      39,965              38,988
                                                                                         --------            --------
Minority Interests                                                                         66,336              45,105
                                                                                         --------            --------
Stockholders' Equity
   Preferred stock-voting, 7% cumulative with par value of $100,
      authorized 110,000 shares, 70,449.21 issued and outstanding                           7,050               7,050
   Common stock-voting, $1 par value, authorized 1,100,000
      shares, 1,100,000 shares issued and outstanding                                       1,100               1,100
   Retained earnings                                                                        2,277              25,080
                                                                                         --------            --------
      Total Stockholders' Equity                                                           10,427              33,230
                                                                                         --------            --------
                                                                                         $672,287            $659,457
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

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (Dollars in thousands, except per share data)
                                   (unaudited)

                                                            For the Three Months                       For the Six Months
                                                               Ended June 30,                            Ended June 30,
                                                               2001              2000                   2001              2000
                                                               ----              ----                   ----              ----
Revenues
   Radio                                                     $53,418            $60,732               $ 93,198          $102,414
   Cable                                                      25,745             23,107                 50,408            45,252
   Blazenet and Other                                          2,699              1,457                  5,107             2,727
                                                             -------            -------               --------          --------
      Total Revenues                                          81,862             85,296                148,713           150,393
                                                             -------            -------               --------          --------

Operating Expenses
   Operating and programming                                  32,118             29,259                 60,402            52,997
   Selling                                                     9,973              9,624                 18,417            17,668
   General and administrative                                 18,461             13,989                 32,973            26,448
   Depreciation and amortization                               9,563              7,720                 18,851            14,959
                                                             -------            -------               --------          --------
      Total Operating Expenses                                70,115             60,592                130,643           112,072
                                                             -------            -------               --------          --------

Operating Income                                              11,747             24,704                 18,070            38,321

Other Income (Expense)
   Interest Expense                                           (9,385)            (8,103)               (19,672)          (16,160)
   Interest income from loan to Parent                         1,668              1,666                  3,215             3,330
   Replacement of cable distribution system                     (760)            (1,261)                  (760)           (1,261)
   Other                                                        (381)                (1)                  (102)               (3)
                                                             -------            -------               --------          --------
Income Before Income Taxes                                     2,889             17,005                    751            24,227
   and Minority Interests

Income Taxes                                                   1,133              6,990                    303             9,876
                                                             -------            -------               --------          --------

Income Before Minority Interests                               1,756             10,015                    448            14,351

Minority Interests                                              (283)            (1,679)                  (644)           (2,578)
                                                             -------            -------               --------          --------

Net Income (Loss)                                              1,473              8,336                   (196)           11,773

Preferred Dividends Declared                                    (124)              (124)                  (247)             (247)
                                                             -------            -------               --------          --------

Net Income (Loss) Available
   for Common Shares                                         $ 1,349            $ 8,212               $   (443)         $ 11,526
                                                             =======            =======               ========          ========

Basic and Diluted Net Income (Loss)
   Per Common Share                                            $1.23              $7.47                 $(0.40)           $10.48
                                                             =======            =======               ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                            2001            2000
                                                                                            ----            ----
Cash Flows from Operating Activities
   Income before minority interests                                                       $    448        $ 14,351
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization                                                         18,851          14,959
      Deferred income taxes                                                                    134             590
      Equity in earnings of investees                                                         (426)           (479)
      Deferred financing amortization                                                          643             515
      Investment write-down                                                                    500               -
      Loss on replacement of cable distribution system                                         760           1,261

   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable, net                                        5,938          (3,032)
      Increase in other current assets                                                      (2,436)           (869)
      Increase in interest receivable from parent                                           (3,215)         (3,329)
      Increase (decrease) in accounts payable                                               (2,586)          1,708
      Increase in accrued interest                                                              90             456
      Increase (decrease) in prepaid/accrued income taxes                                     (488)          2,567
      Increase in accrued ESOP benefit costs                                                 4,271           2,469
      Increase (decrease) in other accrued expenses                                         (3,656)          2,177
      Increase in other liabilities                                                          7,830             355
                                                                                          --------        --------
         Net cash provided by operating activities                                          26,658          33,699
                                                                                          --------        --------

Cash Flows from Investing Activities
   Purchase of property, plant, and equipment, net                                         (14,228)        (17,121)
   Purchase of land and building from Parent                                                (2,250)              -
   Acquisitions                                                                            (13,684)         (2,551)
   Increase in investments, other assets, and intangible assets                             (1,647)         (2,596)
                                                                                          --------        --------
         Net cash used by investing activities                                             (31,809)        (22,268)
                                                                                          --------        --------

Cash Flows from Financing Activities
   Increase (decrease) in revolving credit facility                                          8,600         (11,200)
   Decrease in cash overdraft                                                                 (598)              -
   Payments of preferred dividends                                                            (247)           (247)
   Non-voting subsidiary common stock transactions                                          (1,773)            559
                                                                                          --------        --------
         Net cash used by financing activities                                               5,982         (10,888)
                                                                                          --------        --------

Net Increase in Cash and Cash Equivalents                                                      831             543

   Cash and Cash Equivalents, beginning                                                          -             639
                                                                                          --------        --------

   Cash and Cash Equivalents, ending                                                      $    831        $  1,182
                                                                                          ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the "Company" or "Media"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements (the "financial statements") include the accounts of Susquehanna Media Co. and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

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


2.   Recent Developments

     On July 18, 2001, the Company loaned Susquehanna Pfaltzgraff Co., the Company's corporate parent (Parent) $14.6 million at 6.5% repayable in 18 equal annual principal and interest installments of $1.4 million commencing December 30, 2001. The loan was ultimately used for the Susquehanna Pfaltzgraff Co. ESOP Trust's purchase of additional shares from Parent shareholders.

     On June 27, 2001, the Company purchased land and a building, located in Indianapolis, Indiana, from its Parent for $2.3 million cash. The purchase price was based on an independent appraisal, which approximates its carrying value. The facilities were formerly leased by the Company from its Parent at an annual cost of $185,000.

   On May 25, 2001, the Company acquired all of the outstanding stock of Sunnyside Communications, Inc. for $3.3 million cash. Sunnyside Communications, Inc. owns and operates WQKC-FM and WZZB-AM serving Seymour, Indiana and WAVG-AM, serving Jeffersonville, Indiana and Louisville, Kentucky. Existing credit facilities were used to finance the acquisition. The purchase price was included in Investments and Other Assets since the stations are being operated by an unrelated party under a local marketing agreement.

     On February 15, 2001, the Company purchased a forty-percent interest in 1051FM, LLC from Jesscom, Inc. for $10.0 million cash. Existing credit
facilities were used to finance the acquisition.    The purchase costs were
included in Investments and Other Assets. 1051FM, LLC owned a construction permit to build a Class C-1 radio station with call letters KFME-FM licensed to Garden City, Missouri and which serves the Kansas City market. Operations commenced June 18, 2001. Under the terms of a joint sales agreement, Media sells commercial airtime on the station and Jesscom programs and operates the station. Media must pay 1051FM, LLC's monthly operating expenses and additional fees. Media has the option to purchase the remaining sixty-percent interest in 1051FM, LLC for a year beginning February 14, 2004, at fair market value as determined by an independent appraiser. However, such purchase price may not be less than $15,000,000 nor more than $27,000,000.

     During the second quarter, the Company recognized a $500,000 charge in other expenses related to a cost basis investment in an Internet company.

     During the second quarter, Media was party to an interest rate swap agreement which effectively changes $50.0 million of variable rate debt to fixed rate debt. The effective interest rate on the $50.0 million notional amount was 6.2% at June 30, 2001. The interest rate swap was recorded at its fair value as of June 30, 2001. Accordingly, charges of $175,000 and $505,000 were included in interest expense for the three and six months ended June 30, 2001, respectively. An offsetting liability was recorded. The interest rate swap agreement covered less than 10% of Media's total debt as of June 30, 2001. Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

     On April 1, 2001, the second of a three-step change in the valuation basis of Cable's performance share plan and Radio's employee stock plan occurred. As noted in Media's December 31, 2000 Annual Report on Form 10-K, valuation basis changes will be completed on April 1, 2002. Second quarter 2001 operating income and Adjusted EBITDA included a $4.2 million charge for this valuation
basis change.   Although the change in Radio's employee stock plan has no effect on second quarter operating income or Adjusted EBITDA, minority interests increased $22.3 million due to the valuation change. The third and final valuation basis change will occur on April 1, 2002. It is not possible to reliably estimate the impact of that change at this time.

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

Segment information (in thousands of dollars) follows:

                                                                                             Blazenet
                                                              Radio          Cable          and Other           Consolidated
                                                              -----          -----          ---------           ------------
For the Three Months Ended June 30, 2001
----------------------------------------
Operating income (loss)                                    $ 11,702       $  1,490          $ (1,445)             $ 11,747
Interest expense                                              2,463          3,009             3,913                 9,385
Depreciation and amortization                                 2,955          6,353               255                 9,563
Income (loss) before income taxes                             9,229         (2,279)           (4,061)                2,889
Provision (benefit) for income taxes                          3,454           (507)           (1,814)                1,133
Identifiable assets                                         347,764        186,335           138,188               672,287
Capital expenditures                                          3,610          5,945              (325)                9,230

For the Three Months Ended June 30, 2000
----------------------------------------
Operating income                                           $ 20,927       $  3,046          $    731              $ 24,704
Interest expense                                              1,091          3,507             3,505                 8,103
Depreciation and amortization                                 2,013          5,554               153                 7,720
Income (loss) before income taxes                            19,834         (1,720)           (1,109)               17,005
Provision (benefit) for income taxes                          7,817           (595)             (232)                6,990
Identifiable assets                                         226,465        181,719           131,715               539,899
Capital expenditures                                          1,074          7,984                58                 9,116


                                                                                             Blazenet
                                                              Radio          Cable          and Other           Consolidated
                                                              -----          -----          ---------           ------------
For the Six Months Ended June 30, 2001
--------------------------------------
Operating income (loss)                                    $ 16,653       $  4,136          $ (2,719)             $ 18,070
Interest expense                                              5,238          6,506             7,928                19,672
Depreciation and amortization                                 5,701         12,619               531                18,851
Income (loss) before income taxes                            11,387         (3,130)           (7,506)                  751
Provision (benefit) for income taxes                          4,256           (728)           (3,225)                  303
Identifiable assets                                         347,764        186,335           138,188               672,287
Capital expenditures                                          6,067         10,364                47                16,478

For the Six Months Ended June 30, 2000
--------------------------------------
Operating income                                           $ 31,052       $  6,066          $  1,203              $ 38,321
Interest expense                                              2,330          6,753             7,077                16,160
Depreciation and amortization                                 3,883         10,817               259                14,959
Income (loss) before income taxes                            28,719         (1,947)           (2,545)               24,227
Provision (benefit) for income taxes                         11,287           (670)             (741)                9,876
Identifiable assets                                         226,465        181,719           131,715               539,899
Capital expenditures                                          1,700         15,217               203                17,120


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

Results of Operations

     The following table summarizes Media's consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and six months ended June 30, 2001 and 2000 in millions of dollars.

                                                                                 Three Months Ended June 30,
                                                                              2001                         2000
                                                                              ----                         ----
Revenues
      Radio                                                            $53.4          65.3%         $60.7          71.2%
      Cable                                                             25.7          31.4%          23.2          27.2%
      Blazenet and Other                                                 2.7           3.3%           1.4           1.6%
                                                                       -----         -----          -----         -----
   Total Revenues                                                       81.8         100.0%          85.3         100.0%
                                                                       -----         -----          -----         -----

Operating Expenses
      Operating and programming                                         32.1          39.2%          29.2          34.2%
      Selling, general, and administrative                              28.3          34.7%          23.6          27.7%
      Depreciation and amortization                                      9.6          11.7%           7.8           9.1%
                                                                       -----         -----          -----         -----
   Total Operating Expenses                                             70.0          85.6%          60.6          71.0%
                                                                       -----         -----          -----         -----

Operating Income                                                       $11.8          14.4%         $24.7          29.0%
                                                                       =====         =====          =====         =====

Net Income                                                             $ 1.5           1.8%         $ 8.3           9.7%
                                                                       =====         =====          =====         =====

Adjusted EBITDA                                                        $23.7          29.0%         $34.4          40.3%
                                                                       =====         =====          =====         =====

                                                                                  Six Months Ended June 30,
                                                                                2001                         2000
                                                                                ----                         ----
Revenues
      Radio                                                            $ 93.2           62.7%        $102.4          68.1%
      Cable                                                              50.4           33.9%          45.3          30.1%
      Blazenet and Other                                                  5.1            3.4%           2.7           1.8%
                                                                       ------          -----         ------         -----
   Total Revenues                                                       148.7          100.0%         150.4         100.0%
                                                                       ------          -----         ------         -----

Operating Expenses
      Operating and programming                                          60.4           40.6%          53.0          35.2%
      Selling, general, and administrative                               51.3           34.5%          44.1          29.3%
      Depreciation and amortization                                      18.9           12.7%          15.0          10.0%
                                                                       ------          -----         ------         -----
   Total Operating Expenses                                             130.6           87.8%         112.1          74.5%
                                                                       ------          -----         ------         -----

Operating Income                                                       $ 18.1           12.2%        $ 38.3          25.5%
                                                                       ======          =====         ======         =====

Net Income                                                             $ (0.2)         (0.1)%        $ 11.8           7.8%
                                                                       ======          =====         ======         =====

Adjusted EBITDA                                                        $ 41.7           28.0%        $ 57.1          38.0%
                                                                       ======          =====         ======         =====

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

    Revenues. Revenues decreased $3.5 million or 4% from 2000 to 2001. Radio revenues decreased $7.3 million or 12% from 2000 to 2001. Radio's revenues decrease was concentrated in the Company's San Francisco properties. The San Francisco marketplace has been significantly affected by the drop in Internet company advertising. Same stations revenues, which exclude the Kansas City stations acquired in third quarter 2000 and WHMA/WWWQ, decreased $9.8 million or 16% to $50.5 million. Radio revenues from Internet-related companies dropped $8.7 million from 2000 to 2001. Cable revenues increased $2.5 million or 11% from 2000 to 2001. Cable's revenue growth was primarily due to basic service rate increases, and to a lesser extent, from increased penetration of digital cable and cable modem services. Blazenet and Other revenues, from Internet access and web design activities, increased $1.3 million or 93% from 2000 to 2001, primarily from a web design business acquired in October 2000.

    Operating income. Operating income decreased $12.9 million or 52% from 2000 to 2001. Radio operating income for the quarter was $11.7 million, a $9.2 million or 44% decline from first quarter 2000. Lower revenues in the San Francisco radio properties, increased expenses from the Kansas City stations acquired in third quarter 2000 and expenses from launching WWWQ were responsible for Radio's decreased operating income. Same stations operating income was $14.2 million, $6.9 million or 33% below 2000. Cable operating income for the second quarter was $1.5 million, a $1.5 million or 50% decrease from the second quarter 2000. Cable operating income decreased primarily due to a $2.6 million charge related to a change in valuation basis of Cable's Performance Share Plan. A similar charge was recognized in third quarter 2000 in the amount of $1.9 million. Operating income for the Blazenet and Other segment dropped $2.1 million from 2000 to a $1.4 million loss for the quarter. The Blazenet and Other segment's operating income was affected by a $1.6 million charge related to a change in the valuation basis of Cable's Performance Share Plan. A similar charge was recognized in third quarter 2000 in the amount of $1.2 million. Increased expenses related to the Company's web-design operations were also partially responsible for the decline in operating income of the Blazenet and Other segment.

    Net income. Net income decreased $6.8 million or 82% from 2000 to 2001. Higher net interest expense, which was $1.3 million or 16% higher than in 2000, and operating income declines were the primary factors affecting net income.

    Depreciation and amortization. Depreciation and amortization increased $1.8 million or 23% from 2000 to 2001. Acquisitions and completed phases of cable system rebuilds were responsible for the increase.

    Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA decreased $10.7 million or 31% from 2000 to 2001. Radio's Adjusted EBITDA was $16.4 million, an $8.2 million or 33% decrease from second quarter 2000. Same stations Adjusted EBITDA was $17.6 million, a $7.1 million or 29% decrease from second quarter 2000. The decrease in Radio's Adjusted EBITDA was due to lower revenues and the same factors which impacted Radio's operating income. Cable's Adjusted EBITDA was $8.3 million, a decrease of $0.7 million or 8% lower than 2000. Cable Adjusted EBITDA was also affected by the $2.6 million charge related to the change in valuation basis of Cable's Performance Share Plan. BlazeNet and Other's operating loss decreased Adjusted EBITDA which included a $1.6 million charge related to Cable's Performance Share Plan.

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

    Interest expense. Interest expense increased $1.3 million or 16% from 2000 to 2001. Higher net interest expense was due to borrowings for cable rebuilds and acquisitions occurring after June 30, 2000. Interest expense included a $175,000 charge incident to recording the fair value of an interest rate swap contract at June 30, 2001 (See Note 2 to the Condensed Consolidated Financial Statement's "Recent Developments").

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     Revenues. Revenues decreased $1.7 million or 1% from 2000 to 2001. Radio revenues decreased $9.2 million or 9% from 2000 to 2001. Radio's revenues decrease was due in large part to a significant decrease in advertising by Internet-related companies. Same stations revenues, which exclude the Kansas City stations acquired in third quarter 2000 and WHMA/WWWQ, declined $13.2 million or 13% to $88.5 million. Revenues from Internet-related companies dropped $14.6 million from 2000 to 2001. The San Francisco stations were most affected by the drop in Internet companies' advertising. Cable revenues increased $5.1 million or 11% from 2000 to 2001. Cable's revenues growth was primarily due to basic service rate increases and from increased penetration of digital cable and cable modem service. Blazenet and Other revenues, from Internet access and web design activities, increased $2.4 million or 89% from 2000 to 2001, primarily from a web design business acquired in October 2000.

     Operating income. Operating income decreased $20.2 million or 53% from 2000 to 2001. Radio operating income for the period was $16.7 million, a $14.4 million or 46% decline from 2000. Lower revenues, increased expenses from the Kansas City stations acquired in third quarter 2000 and expenses from launching WWWQ were responsible for Radio's decreased operating income. Same stations operating income was $22.4 million, a $9.1 million or 29% decrease from 2000. Cable operating income for the six months was $4.1 million, a $2.0 million or 33% decrease from 2000. Cable operating income for the period was impacted by a $2.6 million charge related to the change in valuation basis of Cable's Performance Share Plan. Operating income for the Blazenet and Other segment dropped $3.9 million from 2000 to a $2.7 million loss for the six months. A $1.6 million charge related to Cable's Performance Share Plan and higher expenses related to web-design operations were responsible for the Blazenet and Other segment's decline.

    Net income. Net income decreased $12.0 million from 2000 to 2001 resulting in a net loss of $0.2 million. Operating income declines were exacerbated by higher net interest expense, which was $3.5 million or 22% higher than in 2000. Higher net interest expense was due to increased debt from acquisitions and cable rebuilds occurring after June 30, 2000 and a $505,000 charge related to the interest rate swap agreement.

    Depreciation and amortization. Depreciation and amortization increased $3.9 million or 26% from 2000 to 2001. Acquisitions and completed phases of cable system rebuilds were responsible for the increase.

    Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA decreased $15.4 million or 27% from 2000 to 2001. Radio's Adjusted EBITDA was $25.7 million, a $12.3 million or 32% decrease from 2000. The decrease in Radio's Adjusted EBITDA was due to lower operating income. Same stations Adjusted EBITDA was $29.1 million, a decrease of $9.0 million or 24% from the first six months of 2000. Cable's Adjusted EBITDA was $17.7 million, unchanged from 2000. Adjusted EBITDA was impacted by the $4.2 million Cable Performance Share Plan charge.

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

    Interest expense. Interest expense increased $3.5 million or 22% from 2000 to 2001. Higher net interest expense was due to borrowings for acquisitions and cable rebuilds occurring after June 30, 2000 and a $505,000 charge related to the interest rate swap agreement (See Note 2 to the Condensed Consolidated Financial Statements "Recent Developments").

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company's future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of its common stock, and debt service on outstanding indebtedness and its senior credit facilities.

    Net cash provided by operating activities was $26.7 million for the six months ended June 30, 2001. The Company's net cash provided by operating activities was generated by normal operations.

    Net cash used by investing activities was $31.8 million for the six months ended June 30, 2001. On February 15, 2001, the Company purchased a forty percent interest in 1051FM, LLC for $10.0 million cash. On May 25, 2001, the Company purchased all of the stock of Sunnyside Communications, Inc. for $3.3 million cash (See Note 2 to the Condensed Consolidated Financial Statements "Recent Developments"). Capital expenditures, excluding acquisitions, were $16.5 million and $17.1 million for the six months ended June 30, 2001 and 2000, respectively. Capital expenditures were used primarily to upgrade and maintain cable systems. The Company also purchased land and a building used by its Indianapolis, Indiana radio stations from its Parent for $2.3 million. The Company expects to make capital expenditures of approximately $21 million during the remainder of 2001, primarily for cable systems upgrades. The Company expects to use existing credit facilities and operating cash flow to fund these systems upgrades.

     The $14.6 million loan to Parent on July 18, 2001 was financed using existing credit facilities.

     Net cash generated by financing activities was $6.0 million for the six months ended June 30, 2001. The revolving credit facility, which had $90.7 million available at June 30, 2001, increased by $8.6 million during the six months ended June 30, 2001. During the second quarter 2001, subsidiary non-voting stock was repurchased from a former employee for $1.8 million cash and retired. The transaction was accounted for as treasury stock.

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

Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 requires amortization of goodwill no longer be charged against earnings, but instead be evaluated for impairment.

The Company does not expect the adoption of SFAS No. 141 on July 1, 2001 to have a material impact on its financial position or results of operations.

Media will adopt SFAS No. 142 as of January 1, 2002. After that date, the Company will no longer amortize goodwill and other intangibles with indefinite lives. The Company will be required to evaluate these assets for impairment at
least annually.   The Company expects that adoption will result in increased income, except in any periods when an impairment is recognized. The Company is currently evaluating the impact of adopting SFAS No. 142 on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of Media's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)    See Exhibit Index

(b) The Company filed a Form 8-K on May 4, 2001 under Item 5, Other Events indicating its earnings for the quarter ended March 31, 2001.

                                   SIGNATURE
                                   ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 2001                     SUSQUEHANNA MEDIA CO.


                              By: /s/ John L. Finlayson
                                 ----------------------
                                  John L. Finlayson
                                  Vice President and Principal Financial
                                   and Accounting Officer