Form 10-Q
period 2001-09-30
SUSQUEHANNA MEDIA CO
filed 2001-11-14
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES   ☒   NO  ☐

As of November 12, 2001, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

SUSQUEHANNA MEDIA CO.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2001 (unaudited)	December 31, 2000
ASSETS
Current Assets
Cash and cash equivalents	$908	$—
Accounts receivable, net	45,814	51,189
Interest receivable from parent	5,059	—
Prepaid income taxes	1,561	1,028
Other current assets	8,006	4,683

Total Current Assets	61,348	56,900
Property, Plant, and Equipment, net	147,421	140,624
Intangible Assets, net	319,713	323,578
Note Receivable from Parent	122,671	108,050
Investments and Other Assets	43,982	30,305

	$695,135	$659,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Cash overdrafts	$—	$598
Accounts payable	12,106	12,859
Current portion of long-term debt	4,512	62
Accrued salaries and benefits	4,044	4,940
Accrued ESOP benefit costs	6,700	—
Accrued interest	7,580	3,573
Deferred income	3,233	3,044
Accrued franchise and licensing fees	2,774	2,897
Deferred income taxes	2	494
Other accrued expenses	6,063	7,462

Total Current Liabilities	47,014	35,929

Long-Term Debt	511,500	500,600

Other Liabilities	13,274	5,605

Deferred Income Taxes	42,892	38,988

Minority Interests	67,046	45,105

Stockholders' Equity
Preferred stock-voting, 7% cumulative with par value of $100,
authorized 110,000 shares, 70,449.21 issued and outstanding	7,050	7,050
Common stock-voting, $1 par value, authorized 1,100,000
shares, 1,100,000 shares issued and outstanding	1,100	1,100
Retained earnings	5,259	25,080

Total Stockholders' Equity	13,409	33,230

	$695,135	$659,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

Revenues
Radio	$54,773	$57,364	$147,971	$159,778
Cable	26,596	23,544	77,004	68,796
Blazenet and Other	2,844	1,592	7,951	4,319

Total Revenues	84,213	82,500	232,926	232,893

Operating Expenses
Operating and programming	33,193	29,934	93,595	82,931
Selling	9,672	9,036	28,089	26,704
General and administrative	15,395	16,408	48,368	42,856
Depreciation and amortization	10,041	8,443	28,892	23,402

Total Operating Expenses	68,301	63,821	198,944	175,893

Operating Income	15,912	18,679	33,982	57,000

Other Income (Expense)
Interest Expense, net	(9,973)	(10,547)	(29,645)	(26,707)
Interest income from loan to Parent	1,827	1,684	5,042	5,014
Replacement of cable distribution system	(149)	—	(909)	(1,261)
Other	(446)	125	(548)	122

Income Before Income Taxes
And Minority Interests	7,171	9,941	7,922	34,168

Income Taxes	3,355	4,052	3,658	13,928

Income Before Minority Interests	3,816	5,889	4,264	20,240

Minority Interests	(1,061)	(708)	(1,705)	(3,286)

Net Income	2,755	5,181	2,559	16,954

Preferred Dividends Declared	(123)	(123)	(370)	(370)

Net Income Available
For Common Shares	$2,632	$5,058	$2,189	$16,584

Basic and Diluted Net Income
Per Common Share	$2.39	$4.60	$1.99	$15.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30
	2001	2000

Cash Flows from Operating Activities
Income before minority interests	$4,264	$20,240
Adjustments to reconcile net income to net cash:
Depreciation and amortization	28,892	23,402
Deferred income taxes	3,412	833
Equity in earnings of investees	(1,076)	(516)
Deferred financing amortization	948	828
Investment write-downs	1,500	—
Loss on replacement of cable distribution system	909	1,261

Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	5,375	(845)
Increase in other current assets	(3,340)	(910)
Increase in interest receivable from parent	(5,042)	(5,013)
Decrease in accounts payable	(753)	(2,134)
Increase in accrued interest	4,007	3,772
Increase (decrease) in prepaid/accrued income taxes	(533)	2,397
Increase in accrued ESOP benefit costs	6,570	5,558
Increase (decrease) in other accrued expenses	(2,099)	1,495
Increase in other liabilities	7,669	6,334

Net cash provided by operating activities	50,703	56,702

Cash Flows from Investing Activities
Purchase of property, plant, and equipment, net	(21,993)	(25,758)
Purchase of land and building from Parent	(2,789)	—
Acquisition	(21,300)	(118,189)
Loan to Parent	(14,622)	—
Increase in investments and other assets	(1,749)	(2,707)

Net cash used by investing activities	(62,453)	(146,654)

Cash Flows from Financing Activities
Increase in revolving credit facility	15,400	90,900
Decrease in cash overdraft	(598)	—
Payments of preferred dividends	(370)	(370)
Non-voting subsidiary common stock transactions	(1,774)	502

Net cash provided by financing activities	12,658	91,032

Net Increase in Cash and Cash Equivalents	908	1,080

Cash and Cash Equivalents, beginning	—	639

Cash and Cash Equivalents, ending	$908	$1,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the "Company" or "Media"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The condensed consolidated interim financial statements (the "financial statements") include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        In the opinion of management, the accompanying financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and the results of its operations for the nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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

2.     Recent Developments

        On June 16, 2001, a Petition for Reconsideration (Petition) from a mutually exclusive applicant was filed challenging a Federal Communications Commission (FCC) Report and Order that approved the move of radio station WHMA-FM to serve the Atlanta, Georgia metro area. On November 8, 2001, the FCC denied the Petition. Unless a further appeal is made, the FCC's Report and Order will become final. When the Order becomes final, the Company must pay WHMA-FM's former owners $10.0 million in accordance with the original purchase agreement. Existing credit facilities are expected to be used to fund this payment. The Company commenced operations of WHMA-FM in College Park, Georgia using the call letters WWWQ-FM in January 2001.

        On October 26, 2001, the National Football League (NFL) approved a contract extending KCFX-FM's broadcast rights for the Kansas City Chiefs NFL franchise through the 2006 football season. The contract, which was effective as of August 1, 2001, requires rights payments ranging from $2.4 million for the 2001 football season to $3.2 million for the 2006 football season. Rights payments totaling $2.2 million were paid and charged against income over the 2000 football season. Rights payments for the 2001 football season commenced in August 2001.

        On August 21, 2001, the Company acquired the assets of River Valley Cable for $8.0 million cash. Existing credit facilities were used to finance the acquisition. The River Valley cable system serves 3,800 basic customers and is contiguous to the Williamsport, Pennsylvania cable system. The Company plans to eliminate the system's current headend and upgrade the cable plant in 2002. Acquired intangible assets with indefinite lives are not being amortized.

        On August 1, 2001, the Company purchased land and a building located in York, Pennsylvania from Susquehanna Pfaltzgraff Co., its corporate parent (Parent), for $539,000. The purchase price was based on the assets' carrying value which approximated an independent appraisal. The facilities were formerly leased from the Parent at an annual cost of $109,000.

        On July 18, 2001, the Company loaned its Parent $14.6 million at 6.5% repayable in 18 equal annual principal and interest installments of $1.4 million commencing December 30, 2001. The loan was ultimately used for the Susquehanna Pfaltzgraff Co. ESOP Trust's purchase of additional shares from Parent's shareholders.

        On June 27, 2001, the Company purchased land and a building located in Indianapolis, Indiana, from its Parent for $2.3 million. The purchase price was based on the assets' carrying value which approximated an independent appraisal. The facilities were formerly leased from the Parent at an annual cost of $185,000.

        On May 25, 2001, the Company acquired all of the stock of Sunnyside Communications, Inc. for $3.3 million cash. Sunnyside Communications, Inc. owns and operates WQKC-FM and WZZB-AM serving Seymour, Indiana and WAVG-AM, serving Jeffersonville, Indiana and Louisville, Kentucky. Existing credit facilities were used to finance the acquisition. The purchase price was included in Investments and Other Assets since an unrelated party is operating the stations under a local marketing agreement.

        On February 15, 2001, the Company purchased a forty-percent interest in 1051FM, LLC from Jesscom, Inc. for $10.0 million cash. Existing credit facilities were used to finance the acquisition. The purchase costs were included in Investments and Other Assets. 1051FM, LLC owned a construction permit to build a Class C-1 radio station with call letters KFME-FM licensed to Garden City, Missouri and which serves the Kansas City market. Operations commenced June 18, 2001. Under the terms of a joint sales agreement, the Company sells commercial airtime on the station and Jesscom programs and operates the station. The Company must pay 1051FM, LLC's monthly operating expenses and additional fees. The Company has the option to purchase the remaining sixty-percent interest in 1051FM, LLC during a one-year period beginning February 14, 2004, at fair market value as determined by an independent appraiser. However, such purchase price may not be less than $15,000,000 nor more than $27,000,000.

        During the quarter ended September 30, 2001, we recognized a $1 million charge related to a cost basis investment in an Internet company. In management's opinion, the investment is no longer realizable. Year-to-date investment write-offs were $1.5 million.

        The Company is party to an interest rate swap agreement which effectively changes $50.0 million of variable rate debt to fixed rate debt. The effective interest rate on the $50.0 million notional amount was 6.2% at September 30, 2001. The interest rate swap was recorded at its fair value as of September 30, 2001. Accordingly, charges of $977,000 and $1,482,000 were included in interest expense for the three and nine months ended September 30, 2001, respectively. An offsetting liability was also recorded. The interest rate swap agreement covered less than 10% of Media's total debt as of September 30, 2001. Although Media has not elected hedge accounting for this contract, hedge accounting may be elected for future contracts.

        On April 1, 2001, the second of a three-step change in the valuation basis of Cable's performance share plan and Radio's employee stock plan occurred. As noted in the Company's December 31, 2000 Annual Report on Form 10-K, valuation basis changes will be completed on April 1, 2002. Second quarter 2001 operating income and Adjusted EBITDA included a $4.2 million charge for this valuation basis change. Although the change in Radio's employee stock plan has no effect on operating income or Adjusted EBITDA, minority interests increased $22.3 million due to the valuation change. The third and final valuation basis change will occur on April 1, 2002. It is not possible to reliably estimate the impact of that change at this time.

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

        The adoption of SFAS No. 141 on July 1, 2001 did not have a material impact on our financial position or results of operations.

        The Company will adopt SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of FCC licenses and cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated pro forma effect of adoption of SFAS No. 142 would be to decrease amortization expense by approximately $10.2 million for the nine months ended September 30, 2001 and $13.6 million for the year ended December 31, 2001.

        The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

        The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact will be material.

4.    Segment Information

        The Company's business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable, and Blazenet and Other. These business segments are consistent with the Company's management of these businesses and the financial reporting structure. Accounting policies, as described in the Company's most recent audited financial statements, are applied consistently across all segments.

Segment information (in thousands of dollars) follows:

	Radio	Cable	Blazenet and Other	Consolidated
For the Three Months Ended Sept. 30, 2001
Operating income (loss)	$ 13,151	$ 3,563	$ (802)	$ 15,912
Interest expense, net	2,150	2,780	5,043	9,973
Depreciation and amortization	2,826	6,923	292	10,041
Income (loss) before income taxes	9,906	635	(3,370)	7,171
Provision (benefit) for income taxes	3,919	111	(675)	3,355
Identifiable assets	344,749	197,599	152,787	695,135
Capital expenditures	713	7,345	246	8,304

For the Three Months Ended Sept. 30, 2000
Operating income (loss)	$ 17,211	$ 2,713	$ (1,245)	$ 18,679
Interest expense, net	2,918	3,861	3,767	10,546
Depreciation and amortization	2,795	5,449	199	8,443
Income (loss) before income taxes	13,902	(1,149)	(2,812)	9,941
Provision (benefit) for income taxes	5,464	(395)	(1,017)	4,052
Identifiable assets	334,895	188,008	132,723	655,626
Capital expenditures	1,106	7,298	234	8,638

	Radio	Cable	Blazenet and Other	Consolidated
For the Nine Months Ended Sept. 30, 2001
Operating income (loss)	$ 29,804	$ 7,699	$ (3,521)	$ 33,982
Interest expense, net	7,388	9,286	12,971	29,645
Depreciation and amortization	8,527	19,542	823	28,892
Income (loss) before income taxes	21,293	(2,495)	(10,876)	7,922
Provision (benefit) for income taxes	8,175	(617)	(3,900)	3,658
Identifiable assets	344,749	197,599	152,787	695,135
Capital expenditures	6,780	17,709	293	24,782

For the Nine Months Ended Sept. 30, 2000
Operating income (loss)	$ 48,263	$ 8,779	$ (42)	$ 57,000
Interest expense, net	5,248	10,614	10,845	26,707
Depreciation and amortization	6,678	16,266	458	23,402
Income (loss) before income taxes	42,621	(3,096)	(5,357)	34,168
Provision (benefit) for income taxes	16,751	(1,065)	(1,758)	13,928
Identifiable assets	334,895	188,008	132,723	655,626
Capital expenditures	2,806	22,515	437	25,758

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        Some of the statements in this Form 10-Q, as well as statements made by the Company in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, the Company's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in the Company's markets), terrorists' acts or adverse reactions to United States anti-terrorism activities, acquisition opportunities and the Company's ability to successfully integrate acquired businesses, properties or other assets and realize the anticipated benefits of such acquisitions, expectations and estimates concerning future financial performance, financing plans and access to capital on favorable terms, the Company's ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting the Company's business, nonrenewal of cable franchises, advances in technology and the Company's ability to adapt to and capitalize on such advances, decreases in customer advertising and entertainment expenditures and other factors over which the Company may have little or no control.

Results of Operations

        The following table summarizes Media's consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and nine months ended September 30, 2001 and 2000 in millions of dollars.

	Three Months Ended September 30,
	2001		2000
Revenues
Radio	$54.8	65.1%	$57.4	69.6%
Cable	26.6	31.6%	23.5	28.5%
Blazenet	2.8	3.3%	1.6	1.9%

Total Revenues	84.2	100.0%	82.5	100.0%

Operating Expenses
Operating and programming	33.2	39.4%	29.9	36.2%
Selling, general, and administrative	25.1	29.8%	25.4	30.8%
Depreciation and amortization	10.0	11.9%	8.5	10.3%

Total Operating Expenses	68.3	81.1%	63.8	77.3%

Operating Income	$15.9	18.9%	$18.7	22.7%

Interest Expense, net	$10.0	11.8%	$10.5	12.7%

Net Income	$2.8	3.3%	$5.2	6.3%

Adjusted EBITDA	$28.8	34.2%	$29.3	35.5%

	Nine Months Ended September 30,
	2001		2000
Revenues
Radio	$148.0	63.5%	$159.8	68.6%
Cable	77.0	33.1%	68.8	29.5%
Blazenet	7.9	3.4%	4.3	1.9%

Total Revenues	232.9	100.0%	232.9	100.0%

Operating Expenses
Operating and programming	93.6	40.2%	82.9	35.6%
Selling, general, and administrative	76.4	32.8%	69.6	29.9%
Depreciation and amortization	28.9	12.4%	23.4	10.0%

Total Operating Expenses	198.9	85.4%	175.9	75.5%

Operating Income	$34.0	14.6%	$57.0	24.5%

Interest Expense, net	$29.6	12.7%	$26.7	11.4%

Net Income	$2.6	1.1%	$17.0	7.3%

Adjusted EBITDA	$70.5	30.3%	$86.4	37.1%

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

        Revenues. Revenues increased $1.7 million or 2% from 2000 to 2001. Radio revenues decreased $2.6 million or 5% from 2000 to 2001. Radio revenues decrease was concentrated in our San Francisco properties. The San Francisco marketplace has been significantly affected by the drop in Internet related revenues. Same stations revenues, which exclude the Kansas City stations acquired in third quarter 2000 and WHMA/WWWQ, which began serving the Atlanta, Georgia market in January 2001, decreased $2.9 million or 6% to $50.4 million. Radio advertising by Internet-related companies dropped $6.4 million from 2000 to 2001. Cable revenues increased $3.1 million or 13% from 2000 to 2001. Cable's revenue growth was primarily due to basic service rate increases, and to a lesser extent, from increased penetration of digital cable and cable modem services. Blazenet and Other revenues, that arise from Internet access and web design activities, increased $1.2 million or 75% from 2000 to 2001, primarily attributable to a web design business acquired in October 2000.

        Operating income. Operating income decreased $2.8 million or 15% from 2000 to 2001. Radio operating income was $13.2 million, a $4.0 million or 23% decline 2000. Lower revenues in the San Francisco radio properties, increased expenses from the Kansas City stations acquired in third quarter 2000 and expenses incurred for WHMA/ WWWQ, which began serving the Atlanta, Georgia market in January 2001, were responsible for decreased Radio operating income. Same stations operating income was $15.5 million, $2.3 million or 13% below 2000. Cable operating income was $3.6 million, a $0.9 million or 33% increase from 2000. Cable operating income increased primarily due to the absence of a $1.9 million charge related to the Cable Performance Share Plan which occurred in July 2000. A similar $2.6 million charge was recognized in second quarter 2001. Operating income for the Blazenet and Other segment, a $0.8 million operating loss, was a $0.4 million improvement from 2000. The Blazenet and Other segment's 2000 operating income was affected by a $1.2 million charge related to Cable's Performance Share Plan. A similar $1.6 million charge was recognized in second quarter 2001. Increased expenses related to our web-design operations reduced current year operating income.

        Depreciation and amortization. Depreciation and amortization increased $1.5 million or 18% from 2000 to 2001. Acquisitions and completed phases of cable system rebuilds were responsible for the increase.

        Interest expense. Interest expense decreased $0.5 million or 5% from 2000 to 2001. Lower net interest expense was due to lower rates and cash flow used to reduce borrowings more than offsetting increased borrowings for cable rebuilds and acquisitions occurring after September 30, 2000. Interest expense included a $977,000 charge incident to recording the fair value of an interest rate swap contract at September 30, 2001 (See Note 2 to the Condensed Consolidated Financial Statement's "Recent Developments").

        Net income. Net income decreased $2.4 million or 46% from 2000 to 2001. Decreased net income was due to the drop in operating income as discussed above. Lower net interest expense, which was $0.5 million or 5% lower than 2000, partially offset the operating income decline.

        Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA decreased $0.5 million or 2% from 2000 to 2001. Radio Adjusted EBITDA was $17.7 million, an $3.6 million or

17% decrease from third quarter 2000. Same stations Adjusted EBITDA was $18.9 million, a $2.4 million or 11% decrease from third quarter 2000. Radio Adjusted EBITDA decrease was caused by lower operating income. Cable Adjusted EBITDA was $11.0 million, an increase of $2.4 million or 28% higher than 2000. Cable 2001 Adjusted EBITDA was not affected by the $1.9 million charge related to the Cable Performance Share Plan in 2000. Blazenet and Other operating loss decreased Adjusted EBITDA, which did not include the $1.2 million charge related to Cable's Performance Share Plan in 2000.

        We believe that Adjusted EBITDA provides a meaningful comparison of operating performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. Although the Company believes the calculation is helpful in understanding its performance, Adjusted EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company's financial performance or its ability to generate liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

        Revenues. Revenues were unchanged from 2000 to 2001. Radio revenues decreased $11.8 million or 7% from 2000 to 2001. The decrease in Radio revenues was due in large part to a significant decrease in advertising by Internet-related companies. Same stations revenues, which exclude the Kansas City stations acquired in third quarter 2000 and WHMA/WWWQ, which began serving the Atlanta, Georgia market in January 2001, decreased $16.5 million or 11% to $137.3 million. Radio advertising by Internet-related companies dropped $21.0 million from 2000 to 2001. The San Francisco stations were most affected by the drop in advertising by Internet-related companies. Cable revenues increased $8.2 million or 12% from 2000 to 2001. Cable's revenues growth was primarily due to basic service rate increases and from increased penetration of higher rate digital cable and cable modem service. BlazeNet and Other revenues, that include Internet access and web design activities, increased $3.6 million or 84% from 2000 to 2001, primarily from a web design business acquired in October 2000.

        Operating income. Operating income decreased $23.0 million or 40% from 2000 to 2001. Radio operating income was $29.8 million, a $18.5 million or 38% decline from same period in 2000. Lower revenues, increased expenses from the Kansas City stations acquired during third quarter 2000 and expenses from launching WHMA/WWWQ, which began serving the Atlanta, Georgia market in January 2001, were responsible for decreased Radio operating income. Same stations operating income was $37.6 million, an $11.8 million or 24% decrease from 2000. Cable operating income for the nine months was $7.7 million, an $1.1 million or 13% decrease from 2000. Cable operating income was impacted by a $2.6 million charge in 2001, as compared to a $1.9 million charge in 2000, related Cable's Performance Share Plan. Operating income for the Blazenet and Other segment dropped $3.5 million from 2000, to a $3.5 million operating loss for the nine months. A $1.6 million charge in 2001 and a $1.2 million charge in 2000 were both related to Cable's Performance Share Plan. Higher expenses related to web-design operations were responsible for the Blazenet and Other segment's decline.

        Depreciation and amortization. Depreciation and amortization increased $5.5 million or 24% from 2000 to 2001. Acquisitions and completed phases of cable system rebuilds were responsible for the increase.

        Interest expense. Interest expense increased $2.9 million or 11% from 2000 to 2001. Higher net interest expense was due to borrowings for acquisitions and cable rebuilds occurring after September 30, 2000 and a $1,482,000 charge related to an interest rate swap agreement (See Note 2 to the Condensed Consolidated Financial Statements "Recent Developments").

        Net income. Net income decreased $14.4 million from 2000 to 2001 resulting in net income of $2.6 million. As discussed above, operating income declines were primarily responsible for the decrease. Higher net interest expense, which was $2.9 million or 11% higher than in 2000 also reduced net income. Higher net interest expense was due to increased debt from acquisitions and cable rebuilds occurring after September 30, 2000 and a $1,482,000 charge related to the interest rate swap agreement.

        Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA decreased $15.9 million or 18% from 2000 to 2001. Radio Adjusted EBITDA was $43.4 million, a $15.9 million or 27% decrease from 2000. The decrease in Radio Adjusted EBITDA was due to lower operating income. Same stations Adjusted EBITDA was $47.6 million, a decrease of $11.8 million or 20% lower than the first nine months of 2000. Cable Adjusted EBITDA was $28.7 million, an increase of $2.5 million or 10% from 2000. Cable Adjusted EBITDA was impacted by a $4.2 million Cable Performance Share Plan-related charge in 2001 and a $3.1 million charge in 2000.

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

Liquidity and Capital Resources

        The Company's primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company's future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of its common stock, and interest payable on outstanding indebtedness, including its senior credit facilities.

        Net cash provided by operating activities was $50.7 million for the nine months ended September 30, 2001. The Company's net cash provided by operating activities was generated by normal operations, and was slightly offset by a $1.5 million write-off related to a cost basis investment in an Internet company.

        Net cash used by investing activities was $62.5 million for the nine months ended September 30, 2001. On February 15, 2001, we purchased a forty percent interest in 1051FM, LLC for $10.0 million cash. On May 25, 2001 we purchased all of the stock of Sunnyside Communications, Inc. for $3.3 million cash. On July 18, 2001 we loaned Susquehanna Pfaltzgraff Co. (Parent) $14.6 million at 6.5% to purchase additional ESOP shares from Parent's shareholders. On August 31, 2001, we purchased the assets of River Valley Communications for $8.0 million cash. (See Note 2 to the Condensed Consolidated Financial Statements "Recent Developments"). Capital expenditures, excluding acquisitions, were $24.8 million and $25.8 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures were used primarily to upgrade and maintain cable systems. The Company expects to make capital expenditures of approximately $9 million during the remainder of 2001, primarily for cable systems upgrades. We expect to use existing credit facilities and operating cash flow to fund these cable systems upgrades.

        Net cash generated by financing activities was $12.7 million for the nine months ended September 30, 2001. The revolving credit facility, which had approximately $84.0 million unused at September 30, 2001, increased by $15.3 million during the nine months. At September 30, 2000, the Company had approximately $366.0 million outstanding under its senior secured credit facility, $50 million notional amount of which is subject to an interest rate swap and has an effective interest rate of 6.2%. The interest rates on the Company's senior secured credit facility ranged from 4.11% to 6.31% at September 30, 2001. During the second quarter 2001, subsidiary non-voting stock owned by a former employee was repurchased for $1.8 million cash and retired. The transaction was accounted for as a treasury stock transaction.

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

        The adoption of SFAS No. 141 on July 1, 2001 did not have a material impact on our financial position or results of operations.

        The Company will adopt SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets, which consist primarily of FCC licenses and cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Company's preliminary evaluation, the estimated pro forma effect of adoption of SFAS No. 142 would be to decrease amortization expense by approximately $10.2 million for the nine months ended September 30, 2001 and $13.6 million for the year ended December 31, 2001.

        The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

        The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact will be material.

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

PART II — OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       None.

(b)   The Company filed a Form 8-K on November 2, 2001 under Item 5, Other Events indicating its earnings for the quarter and nine months ended September 30, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2001	SUSQUEHANNA MEDIA CO.

	By:	/s/ John L. Finlayson
John L. Finlayson
Vice President and Principal Financial
and Accounting Officer