Form 10-K405
period 2001-12-31
SUSQUEHANNA MEDIA CO
filed 2002-04-01
CIK 1088146

===============================================================================
                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                -----------------

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

                         -----------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

                         -----------------------------

     As of March 27, 2002, there were 1,100,000 shares of Common Stock outstanding all of which was held by Susquehanna Pfaltzgraff Co., the Company's parent.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
===============================================================================

                                      INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS..........................2
PART I........................................................................3
     Item 1.   Business.......................................................3
     Item 2.   Properties....................................................27
     Item 3.   Legal Proceedings.............................................27
     Item 4.   Submission of Matters to a Vote of Security Holders...........27
PART II......................................................................28
     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters.....................................................  28
     Item 6.   Selected Annual and Quarterly Financial Data..................29
     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 32
     Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.....40
     Item 8.   Financial Statements and Supplementary Data...................41
     Item 9.   Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure......................................62
PART III.....................................................................63
     Item 10.  Directors and Executive Officers of the Registrant............63
     Item 11.  Executive Compensation........................................64
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management....................................................65
     Item 13.  Certain Relationships and Related Transactions................67
PART  IV.....................................................................70
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K...........................................................70

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

     All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

          . general economic and business conditions, both nationally and in our markets;

          . terrorists' acts or adverse reactions to United States anti-terrorism activities;

          . expectations and estimates concerning future financial performance;

          . the possibly material impact and timing of compensation expenses related to changes in performance share values and the change in value of minority interests subject to required repurchase;

          . acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

          . financing plans and access to adequate capital on favorable terms;

          . our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

          . the impact of competition from other radio stations, media forms and communication service providers;

          . the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

          .   the possible non-renewal of cable franchises;

          .   increases in programming costs;

          . the accuracy of anticipated trends in our businesses, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein;

          . advances in technology and our ability to adapt to and capitalize on such advances;

          . decreases in our customers' advertising and entertainment expenditures; and

          .   other factors over which we may have little or no control.

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

                                     PART I

ITEM 1.    BUSINESS

  OVERVIEW OF SUSQUEHANNA MEDIA

     Susquehanna Media was incorporated in 1993 as a cable and radio broadcasting holding company subsidiary of Susquehanna Pfaltzgraff.
Susquehanna Pfaltzgraff was founded in 1941 by Louis J. Appell, Sr. to own and operate WSBA-AM, our flagship radio station in York, Pennsylvania. In 1954, The Pfaltzgraff Co., a leading manufacturer of ceramic dinnerware, was merged into Susquehanna Pfaltzgraff. The Pfaltzgraff Co. had been owned by the family of Mrs. Louis J. Appell, Sr. We entered the cable television business in 1965 when we were awarded a franchise to operate in York, Pennsylvania.

     We are a diversified communications company with operations in radio broadcasting and cable television. We are the second largest privately owned radio broadcaster and the 11th largest radio broadcaster overall in the United States based on 2000 revenues. As of December 31, 2001, we owned and operated 18 FM and 9 AM stations that serve four of the nation's ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as four other markets (Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania). We were also the 19th largest cable multiple system operator in the United States based on subscribers with seven cable systems serving approximately 195,000 subscribers as of December 31, 2001.

     We also provide Internet access and enhanced services to residential and business customers under the tradename "BlazeNet." Our services include (i) Internet access via telephone dial-up service or cable modem, (ii) website creation, hosting and maintenance, and (iii) local and wide area network design, construction and operation. Custom designed web integrated solutions and services for the media and entertainment, retail and associations and not-for-profit markets are provided to commercial customers under the tradename of "Susquehanna Technologies."

  RADIO BROADCASTING

     Our radio broadcasting business focuses on operating, acquiring and developing radio stations in the 40 largest markets in the United States. We have over 50 years of experience operating radio properties and currently own stations serving the demographically attractive San Francisco, Dallas, Houston and Atlanta markets, four of the top ten radio markets in the United States. Our radio stations offer a broad range of programming formats, such as country, top 40, adult contemporary, oldies, rock, and sports and talk radio, each targeted to a specific demographic audience within a market. We believe that our large market radio presence and variety of programming formats makes us attractive to a diverse base of local and national advertisers and enables us to capitalize on our ratings to generate higher market revenue share.

     Our business strategy for radio includes the following key elements intended to establish leadership positions in the markets we serve and to enhance our operating and financial performance:

          . Focus on large markets. For the year ended December 31, 2001, we generated approximately 73% of our radio revenues from the ten largest markets in the United States and more than 96% from top 40 markets. We intend to continue focusing on large markets.

          . Employ targeted programming and market research. We seek to maximize station operating performance through extensive market research, innovative programming, and distinctive marketing campaigns.

          . Emphasize sales and marketing. We place great emphasis on being familiar with our listening audience and their lifestyle characteristics in order to match effectively our audience's demographics with the specific target audiences of our advertisers.

          . Decentralize management. We decentralize much of our operations to regional and local levels. Each of our regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of their particular market.

          . Selectively pursue strategic acquisitions. In addition to seeking continued internal growth, we intend to pursue acquisition opportunities that would allow us to continue to compete more effectively for advertising revenues and to increase our growth rate of revenues and cash flow.

  THE RADIO BROADCASTING INDUSTRY

     The radio broadcasting industry is characterized by the following key factors:

     Significant growth. The sale of advertising time to local and national spot advertisers and to national network advertisers is the primary source of revenues for radio stations. Local and national spot advertising is generally used to target the market where a station is located or to cover regions larger than the markets where a station is located. National network advertising is included in national syndicated programming aired on radio stations. The growth in total radio advertising revenue tends to be fairly stable, growing over the last 25 years at an approximately 8.8% compound annual rate, compared to a gross domestic product growth rate of approximately 7.1%.

     Broad market coverage. According to the Radio Advertising Bureau's
Radio Marketing Guide and Fact Book for Advertisers 2001-2002, each week radio reaches approximately 96% of all Americans over 12 years of age. More than one-half of all radio listening occurs outside the home, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 2 minutes per day listening to radio. The highest portion of radio listening occurs during the morning, particularly between the time a listener wakes up and the time he reaches work. This "morning drive time" period reaches more than 80% of people over 12 years of age, and as a result, radio advertising sold during this period achieves premium advertising rates.

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

  RADIO PROPERTIES

          Our radio subsidiary, Susquehanna Radio Corp., operates radio stations in San Francisco, Dallas, Houston and Atlanta, all of which are top ten markets, as well as radio stations in Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania. The following table sets forth certain information regarding our radio stations and their respective markets as of December 31, 2001. The table excludes WABZ-FM in Albemarle, North Carolina and KIKT-FM and KGVL-AM in Greenville, Texas, which are owned by us, but operated by third parties under a time brokerage agreement. Market rank by revenue is based upon market revenue size of the primary radio market served by the station among all radio markets in the United States, as reported in Duncan's 2001 Radio Market Guide for the year 2000. Station rank and audience share are based upon a station's share of its primary demographic target for the period Monday through Sunday, 6 a.m. to 12 midnight by market, as reported by Arbitron in Fall 2001. Combined market revenue share represents our share of the total radio advertising revenue from the market, as reported in Duncan's 2001 Radio Market Guide. Combined market revenue rank represents our rank in the market as measured by the amount of its radio advertising revenue from the market, as reported in Duncan's 2001 Radio Market Guide.

                                                                                      Station
                                                                        Station       Audience
                        Market                                            Rank        Share In     Combined  Combined
                         Rank      Station                  Primary     In Primary     Primary      Market    Market
                          By      Programming    Year     Demographic   Demographic  Demographic   Revenue    Revenue
 Market And Stations    Revenue     Format     Acquired      Target       Target       Target       Share      Rank
 -------------------    -------     ------     --------      ------       ------       ------       -----      ----
San Francisco, CA......     4                                                                       18.9%        3

  KFOG/KFFG-FM/(1)/....          Adult Album   1983/1995    A 25-44         1           4.2%
                                 Alternative
  KNBR-AM..............          Sports/Talk     1989       M 25-54         5           3.8%
  KSAN-FM..............          Classic Rock    1997       M 25-44         5           5.1%
  KTCT-AM..............          Sports/Talk     1997       M 25-54        19           1.3%

Dallas/Ft. Worth, TX...     5                                                                       13.1%        4

  KTCK/KTBK-AM/
    KTDK-FM/(1)/.......          Sports/Talk     1996       M 25-54         1           8.5%
  KPLX-FM..............          Country         1974       A 25-54         1           5.7%
  KLIF/KKLF-AM/(1)/              Talk          1980/1998    A 35-64        21           1.6%
  KKMR-FM (2)                    Adult Album   1996/1998    A 25-44        18           2.6%
                                 Alternative

Atlanta, GA............     6                                                                        6.4%        6

  WNNX-FM..............          Modern Rock     1974       M 18-34         1           8.5%
  WWWQ-FM/(3)/.........          Contemporary    1997       W 18-34         9             --
                                 Hit Radio

Houston, TX............     9                                                                        7.1%        6

  KRBE-FM..............          Contemporary    1986       W 18-34         3          10.1%
                                 Hit Radio
Cincinnati, OH.........     20                                                                      12.0%        3

  WRRM-FM..............          Adult           1972       W 25-54         1          11.5%
                                 Contemporary
  WMOJ-FM..............          Rhythmic        1997       W 35-64         4           9.4%
                                 Oldies

Indianapolis, IN.......     31                                                                      23.5%        3

  WFMS-FM..............          Country         1972       A 25-54         2          13.7%
  WGLD-FM..............          Oldies          1993       A 35-54         2           9.4%
  WGRL-FM/(4)/.........          Young           1997       A 25-54        18           1.3%


                                                                                      Station
                                                                        Station       Audience
                        Market                                            Rank        Share In     Combined  Combined
                         Rank      Station                  Primary     In Primary     Primary      Market    Market
                          By      Programming    Year     Demographic   Demographic  Demographic   Revenue    Revenue
 Market And Stations    Revenue     Format     Acquired      Target       Target       Target       Share      Rank
 -------------------    -------     ------     --------      ------       ------       ------       -----      ----
                                 Country
Kansas City, KS........     29                                                                      16.0%        3

  KCMO-FM..............          Oldies          2000       A 35-54         1           6.4%
  KCFX-FM..............          Classic Rock    2000       A 25-54         2           6.0%
  KCMO-AM..............          Talk            2000       M 35-64         13          3.6%
  KFME-FM/(5)/.........          Hot Adult       2001       A 25-49         6           4.9%
                                 Contemporary
York, PA...............     99                                                                      39.1%        1

  WARM-FM..............          Adult           1962       W 25-54         1          12.5%
                                 Contemporary
  WSBA-AM..............          Talk            1942       A 35-64         5           3.1%

----------------------

/(1)/ These stations are simulcast and have been combined for market rank and ratings.

/(2)/ KKMR-FM changed its format to classic rock on January 3, 2002. The station changed its call letters to KDBN-FM effective January 28, 2002.

/(3)/ In November 2000, the Federal Communication Commission (FCC) granted our petition to move WHMA-FM from Anniston, Alabama to College Park, Georgia. Station call letters were changed from WHMA-FM to WWWQ-FM when it debuted in the Atlanta market on January 22, 2001.

/(4)/ WGRL-FM changed its format from Young Country to Eighties' Hits on December 26, 2001. Audience ratings in the table are a result of the station's format prior to this change.

/(5)/ KFME-FM signed on June 18, 2001. Our Kansas City sales staff is selling the station's commercial airtime under a joint sales agreement with Jesscom, Inc., which is programming and operating the station.

   MARKET OVERVIEWS

     We own and operate radio stations in the following markets:

     San Francisco. We have operated in the San Francisco market since 1983, and currently own three FM and two AM stations in the area. We own KNBR-AM, one of the original 50,000 watt, clear channel AM licenses, which provides clear reception throughout northern California and as far inland as eastern Nevada. The station is currently programmed with a sports talk format and has the broadcast rights to the San Francisco Giants and the Golden State Warriors. Three of our stations, KNBR-AM, KFOG/KFFG-FM and KSAN-FM, are each ranked among the top 5 stations in their respective target demographics.

     Dallas/Ft. Worth. We have been operating in the Dallas/Ft. Worth market since 1974, and currently own four FM and five AM stations in the area. Three of our stations, KTCK-AM, KTBK-AM, and KTDK-FM, which are programmed with a sports talk format and are simulcast, are each ranked 1st in the market among males 25 to 54. KPLX, which is programmed with a "Texas" country format, is rated 1st in the market among persons 12 and older. KIKT-FM and KGVL-AM in Greenville, Texas, are owned by us, but operated by third parties under a time brokerage agreement.

     Houston. We entered the Houston market in 1986 when we acquired KRBE-FM, which serves the Houston market with a Top 40 radio format. KRBE-FM has been a dominant radio station in Houston since the 1970s and is ranked 3rd among women 18 to 34. This station attracts over 700,000 listeners each week.

     Atlanta. Atlanta represents one of the most desirable radio broadcast markets in the country, with only 20 FM and 30 total radio stations serving the market. We currently own two FM stations in the market. We entered the Atlanta market in 1974 with the acquisition of WNNX-FM, which is programmed with modern rock and ranked 1st among men 18 to 34. In November 2000, the FCC granted our petition to move WHMA-FM, a sports-talk format station in Anniston, Alabama, to the Atlanta market. Station call letters were changed to WWWQ-FM when it debuted in the Atlanta market on January 22, 2001 with a Top 40 format.

     Cincinnati. We have operated in Cincinnati since 1972, and currently own two FM stations in the market. WRRM-FM, which is programmed with adult contemporary, is the sole adult contemporary station in the market and is ranked 1st among women 25 to 54. WMOJ-FM, which is programmed as a rhythmic oldies station, is a strong contender, placing 4th among women 35 to 64.

     Indianapolis. We have operated in Indianapolis since 1972, and currently own three FM stations in the market. WFMS-FM, which is programmed with contemporary country, is the second ranked station among women 25 to 54 and has ranked either 1st or 2nd in the market since 1992. Oldies WGLD, with its 50 kilowatt transmitting power, effectively targets adults 35-54, ranking 2nd in the market. Since switching its format from Young Country to Eighties' Hits on December 26, 2001, WGRL-FM has seen improvement in audience ratings and renewed interest from the advertising community.

     Kansas City. In July 2000, we acquired three radio stations serving the Kansas City market. Oldies KCMO-FM dominates the market as the number one radio station in its target adult 35-54 demographic. KCFX-FM ranks 2nd among adults 25 to 54 and is the flagship station for the Kansas City Chiefs. KCMO-AM is one of the oldest continuously operated radio stations in the United States, on the air since 1936. In 2001, the Company agreed to sell KFME-FM's commercial airtime under a joint sales agreement with Jesscom, Inc., which is programming and operating the station. The Company holds a 40% interest in joint venture with Jesscom, Inc. to operate KFME-FM.

     York. We have operated in York since 1942, and currently own two stations in the market. WARM-FM, which is programmed with an adult contemporary format, ranking 1st among women 25 to 54. WSBA-AM, which is programmed talk and news, is the AM ratings leader in York.

   ADVERTISING

     Most of our radio revenues are generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2001, approximately 81% of our radio revenues were generated from the sale of local and regional advertising, compared to 78% in 2000 and 71% in 1999. We generate additional radio revenues by marketing our proprietary database of listeners, selling print advertising and sponsoring local events. These important and growing sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time.

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

     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:

              . a station's share of audiences in the demographic groups targeted by advertisers;

              . the number of stations in the market competing for the same demographic groups;

              .   the supply of and demand for radio advertising time; and

              .   certain qualitative factors.

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

   CABLE TELEVISION

     We entered the cable television industry in 1965, when we were awarded the franchise to operate in York, Pennsylvania. Our cable systems currently serve approximately 195,000 subscribers as of December 31, 2001 through 11 signal receiving and transmitting facilities (headends) in Pennsylvania, Mississippi, Maine, Illinois and Indiana. We own, develop and operate geographically clustered cable television systems in small and medium-sized communities. We believe that these systems are less susceptible to competition and subscriber turnover than urban cable television systems and result in more predictable revenue and cash flow.

     Our business strategy for cable television includes the following key elements intended to enhance our operating and financial performance:

              . Build strategic clusters. To maximize operating efficiencies, we have pursued the development and acquisition of cable television systems in communities that are within close proximity to our existing systems.

              . Focus on customer satisfaction. To maximize customer satisfaction, we strive to provide reliable, high-quality service offerings, superior customer service and attractive programming choices at reasonable rates.

              . Continue upgrade of technical facilities. We seek to provide reliable, high-quality cable television services to our customers. To achieve this goal we are continually expanding and upgrading our cable systems to increase channel capacity, enhance signal quality, improve technical reliability and reduce the number of headends in existing systems.

              . Develop new sources of revenues. The investment we have made in our cable systems has enabled us to generate additional revenue by providing expanded tiers of basic programming, digital cable services, premium services, and additional pay-per-view services. In addition, we are expanding new services, such as Internet access, high-speed data, video-on-demand and other interactive services.

     THE CABLE TELEVISION INDUSTRY

     A cable customer generally pays an initial installation charge and fixed monthly fees for cable television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Additionally, cable television operators frequently offer their customers home shopping services, from which the systems receive a share of revenue from sales of products in the systems' service areas. Cable television operators are also generating increasing revenues from the sale of enhanced data services. Cable television revenues tend to be stable, growing over the last 15 years at a 10.8% compound annual rate, compared to a gross domestic product growth rate of 6.1%. Cable television did not experience a single down year in revenue during this period of time. Cable television systems offer customers various levels (or "tiers") of cable television services consisting of:

              . a limited basic service, comprised of off-air broadcast television signals, local origination programming produced by the cable system and/or public access groups, and a limited number of satellite services such as home shopping channels and C-Span; and

              . an expanded basic service, comprised of satellite delivered, non-broadcast channels such as: Cable News Network (CNN), Entertainment and Sports Programming Network (ESPN) and Lifetime Network (LIFE).

     For an extra monthly charge, cable television systems also offer premium television services. These services (such as Home Box Office, Cinemax and Showtime) are satellite delivered channels offering feature films, live sporting events, concerts and other special entertainment features presented without commercial interruption.

     Digital cable, offers enhanced television viewing with interactive guides, compact disc quality music channels, theater sound quality, and multiple services of premium and pay-per-view channels. These additional product offerings are made possible by use of bandwidth-saving digital compression.

     For an additional monthly charge, our basic subscribers can also get cable modem Internet access, which offers broadband access to the Internet at speeds exceeding standard dial-up access. Services offered include residential and commercial Internet access, e-mail and commercial point-to-point circuits. Cable modem revenues from Cable subscribers are included in the Cable segment.

     A cable television system receives television, radio and data signals that are transmitted to the system's headend by means of off-air antennae, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial cable, and in some instances fiber optic cable, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 15 years.

   CABLE PROPERTIES

     The following table sets forth certain information regarding our cable systems as of December 31, 2001. Homes passed represents the maximum number of homes that could become subscribers in the particular cable system. Basic penetration represents basic subscribers as a percentage of homes passed. Digital penetration represents digital terminals as a percentage of basic subscribers. Premium penetration represents premium units as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Cable modem penetration represents cable modem subscribers as a percentage of homes passed. Average monthly revenue per basic subscriber (television and cable modem) represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

                                                                                                              Average
                                                                                                              Monthly
                                                                                                 Cable        Revenue
                            Homes         Basic         Basic       Digital       Premium        Modem       Per Basic
   Cable System             Passed     Subscribers   Penetration  Penetration   Penetration   Penetration   Subscriber
   ------------             ------     -----------   -----------  -----------   -----------   -----------   ----------
Pennsylvania
   York..............       120,451        90,746        75.3%         17.3%        40.0%          5.8%       $45.27
   Williamsport......        53,600        41,022        76.5          13.7         28.3           6.1         45.51
Mississippi
   Rankin............        37,434        23,150        61.8          22.8         48.1           NA          45.07
Maine
   Brunswick.........        29,902        20,466        68.4          12.8         27.3          17.2         50.07
Illinois/Indiana
   Midwest...........        27,524        19,506        70.9          14.7         35.9           0.6         40.24
                             ------        ------        ----          ----         ----           ---         -----

Totals                      268,911       194,890        72.5%         16.5%        36.8%          5.8%       $45.28

   CABLE SYSTEMS

     The following table sets forth certain selected technical, operating and financial data for each of our cable systems as of and for the year ended December 31, 2001. Density represents homes passed divided by miles of plant. Plant bandwidth represents percentage of plant mileage within a system served by the indicated plant bandwidth. Increased bandwidth offers greater capacity for signals and resultant additional revenues. Basic penetration represents basic subscribers as a percentage of homes passed. Digital terminals represents the number of active terminals for which customers have subscribed to digital services. Digital penetration represents digital terminals as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Premium penetration represents premium units as a percentage of basic subscribers. Cable modem penetration represents cable modem subscribers as a percentage of homes passed. Average monthly revenue per basic subscriber represents revenues divided by 12 divided by the weighted average number of subscribers for the year.


                                       YORK         WILLIAMSPORT    RANKIN     BRUNSWICK      MIDWEST       TOTAL
                                       ----         ------------    ------     ---------      -------       -----
TECHNICAL DATA:
Miles of Plant.....................      1,754            1,022          730          779           553        4,818
Density............................         69               52           51           42            50           56
Head-ends..........................          1                2            2            2             4           11
Planned 2002 Headend eliminations            0                1            0            1             0            2
Plant Bandwidth:
      330-450MHz...................       0.0%            15.0%        69.0%        16.0%         17.0%        18.0%
      550 MHz......................       0.0%             0.0%        25.0%        33.0%         83.0%        18.0%
      750 MHz......................     100.0%            85.0%         6.0%        51.0%          0.0%        64.0%
OPERATING DATA:
Homes passed.......................    120,451           53,600       37,434       29,902        27,524      268,911

Basic subscribers..................     90,746           41,022       23,150       20,466        19,506      194,890
Basic penetration..................      75.3%            76.5%        61.8%        68.4%         70.9%        72.5%
Digital terminals..................     15,688            5,609        5,285        2,625         2,868       32,075

Digital penetration................      17.3%            13.7%        22.8%        12.8%         14.7%        16.5%
Premium units......................     36,278           11,607       11,145        5,592         7,005       71,627
Premium penetration................      40.0%            28.3%        48.1%        27.3%         35.9%        36.8%
Cable modems.......................      6,966            3,271           NA        5,137           165       15,539
Cable modem penetration............       5.8%             6.1%           NA        17.2%          0.6%         5.8%
FINANCIAL DATA:
Revenue (in thousands).............   $ 49,397         $ 21,026     $ 12,509     $ 12,217      $  9,609    $ 104,758
Average monthly revenue per
   basic subscriber................   $  45.27         $  45.51     $  45.07     $  50.07      $  40.24    $   45.28

     York. The York, Pennsylvania cable system is our largest, serving subscribers in 51 municipalities and accounting for 47% of our total subscribers and 47% of our 2001 Cable revenues. A hybrid fiber/coaxial rebuild of the York system began in 1995 and is now completed. The entire cable plant now has a capacity of 750 MHz. The York system is two-way capable, which allows cable modem service and other interactive services. Cable modem service has been provided to customers since 1997, with approximately 6% penetration to homes passed as of December 31, 2001. During the year, York transitioned the cable modem product from our BlazeNet ISP to @Home. When @Home declared bankruptcy and discontinued their service to York, cable modem customers were transitioned to an in-house Internet platform with backbone connectivity supplied by AT&T. (This transition also similarly impacted our Williamsport cable system.) We believe the transition slowed cable modem subscriber growth in December 2001, but not on a long-term basis. Digital services were launched in October 1999, with penetration exceeding 17% of basic customers as of December 31, 2001. The York system was one of the first systems in the country to launch interactive shopping and games on digital terminals.

     Williamsport. The Williamsport system accounts for 21% of our total subscribers and 20% of our 2001 Cable revenues. During the third quarter we acquired approximately 3,800 subscribers from River Valley Communications. The subscribers are being managed by our Williamsport system and will be technically merged to the existing system after a rebuild that is expected to be complete during 2002.

With the exception of the River Valley acquisition, the system has been completely rebuilt to 750 MHz and is two-way capable. Cable modem services are presently offered to residential and commercial customers with penetration exceeding 6% of homes passed as of December 31, 2001. Williamsport system cable modem subscribers also experienced a transition from @Home to an in-house Internet platform similar to York. Digital services were launched in June 2000 with penetration of nearly 14% of basic customers as of December 31, 2001.

     Rankin. The Rankin County, Mississippi cable system encompasses three small towns, many upscale suburban developments and the southeastern shore of an attractive reservoir recreation area just east of the state capital of Jackson. The area continues to experience housing growth. Over the past five years, the average annual compound internal growth rate of new subscribers to the Rankin system has been 3.3%, and the system accounts for 12% of our total subscribers and 12% of our 2001 Cable revenues. Approximately 31% of the Rankin system currently has a bandwidth of 550 MHz or greater. The system launched digital technology in February 2000, and digital penetration is approximately 23% of basic customers as of December 31, 2001. Rankin does not offer cable modem service.

     Brunswick. The Brunswick cable system serves the communities of Brunswick, Freeport, Bath, Harpswell and Woolwich, Maine and accounts for 11% of our total subscribers and 12% of our 2001 Cable revenues. Approximately 84% of the Brunswick system has been rebuilt to a minimum of 550 MHz. The primary headend in Brunswick serves approximately 98% of the subscribers. The remaining small headend acquired in December 1998 will be eliminated over the next 12 months and linked to the Brunswick headend. The Brunswick system is two-way capable. The system has been providing cable modem service since 1996 to commercial customers and since 1998 to residential customers. Cable modem penetration exceeds 15% of homes passed as of December 31, 2001. Digital services were launched in August 2000, and achieved nearly 13% penetration to basic customers at December 31, 2001.

     Midwest. The Midwest cable group serves Shelbyville, Indiana and Olney and DuQuoin, Illinois. Shelbyville offers attractive demographics and growth opportunities as a result of its proximity to the growing Indianapolis market. The Midwest group accounts for 9% of our total subscribers and approximately 9% of our 2001 Cable revenues. The system currently has bandwidth ranging from 450 MHz to 550 MHz, with 83% at 550 MHz. Digital services were launched in 2000, in both Indiana and Illinois with penetration of nearly 15% of basic customers as of December 31, 2001. On January 15, 2002, we entered into an asset purchase agreement with Fairbanks Communications, Inc. to acquire the cable system serving Lawrenceburg, Indiana. The cable system serves approximately 11,000 basic subscribers on one headend. We expect a second quarter 2002 closing.

   PROGRAMMING

     We have various contracts to obtain basic, satellite and premium programming for our cable systems from the National Cable Television Cooperative, Comcast Corporation and in some cases directly from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and some offer marketing support.

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

   MARKETING, CUSTOMER SERVICE AND COMMUNITY RELATIONS

     Our cable marketing strategy is designed to increase total revenues and revenues per subscriber by:

              .    aggressively promoting and marketing our current services;

              .    expanding our product offerings; and

              .    providing superior customer service.

     We believe that this strategy will enable us to acquire new customers and maintain a positive relationship with existing customers to retain their business and sell them additional products. Implementation strategies include:

              . targeted marketing campaigns using door-to-door sales, direct mail and telemarketing;

              . price promotions, such as installation specials, to attract new subscribers and discounts for premium packages for multi-pay customers;

              . introduction of multiplexed premium channels to improve their price/value perception; and

              . advertisement and sponsorship of community-based events to enhance our local presence.

     We believe that providing superior customer service is a key element of our long-term success because the quality of customer service affects our ability to retain customers. We believe that it also contributes to subscriber growth and positions us to sell additional products and services. To enhance customer service, we have initiated programs to improve the skills of our employees. In 2000, we introduced an initiative for customer service employees entitled Sales Training for Excellence in Leadership, Learning and Retention (STELLAR, then STELLAR+ in 2001), which includes extensive training, performance follow-up and standardized customer service and sales skills for all customer service representatives.

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

     TECHNOLOGY

         As part of our commitment to customer service, we seek to provide reliable, high-quality cable television service. As such, our primary objective with respect to Susquehanna Cable's capital expenditures is to maintain, expand and upgrade its cable plant to improve and expand its cable television services. Through a capital investment program, we have expanded channel capacity, enhancing signal quality, improving technical reliability and providing a platform to deliver high-speed data services, including Internet access. We believe that such technical improvements and upgrades create additional revenue opportunities, enhance operating efficiencies, improve franchising relations and increase customer satisfaction. We expect capital spending in 2002 for rebuild activities to total approximately $12.0 million, which we expect to be funded by operations and existing credit facilities.

          The following table summarizes, as of December 31, 2001, our existing bandwidth profile and our bandwidth profile upon completion of work-in-progress projects (which are generally expected to be completed by the end of 2002).


                                     330 TO 450 MHz         550 MHz          750 to 860 MHz
                                    (Approximately 60  (Approximately 82   (Approximately 82
                                    Analog Channels)   Analog Channels)   Analog Channels)/(1)/
                                    ----------------   ----------------   --------------------
EXISTING BANDWIDTH PROFILE
Miles of plant                             875                886                 3039
% miles of plant                           18%                18%                  64%
BANDWIDTH PROFILE UPON
   COMPLETION OF WORK IN PROGRESS
Miles of plant                             497                981                3,322
% miles of plant                           10%                20%                  70%

/(1)/ Plus 200 MHz of additional bandwidth for digital programming and other enhanced services.

     Our use of fiber optic technology as an enhancement to coaxial is enabling us to consolidate headends and reduce amplifier cascades, thereby improving picture quality and system reliability and reducing headend and maintenance expenditures. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We anticipate that the installation of fiber optic cable will allow us to consolidate from 11 headends as of December 31, 2001 to 9 headends by the end of 2002. In our larger systems, fiber optic technology is deployed in a "ring" design providing a redundant path for video and data signals being delivered to large subscriber groups. This approach provides an extra degree of reliability in the event that fiber optic cable is damaged on the primary path.

     Digital compression is a technology that enables cable operators to increase channel capacity of cable television systems by permitting a significantly increased number of digitalized video signals to fit within a cable television system's existing bandwidth. At December 31, 2001, digitally compressed services were available to 99% of our customer base.

     The provision of high-speed cable modems to residential and business customers has recently become a source of additional revenue to the cable industry. Cable modem revenues represented approximately 5% of 2001 Cable revenues. Cable modems provide Internet access at higher speeds and lower costs than the technologies offered by other communication providers. For example, a 10 megabit-capable cable modem provides Internet access at download speeds approximately 10 times faster than typical 56.0 kilobit dial-up telephone modem connections. Cable modem service is available in York and Williamsport, Pennsylvania and Brunswick, Maine and on a more limited basis in Shelbyville, Indiana.

     In 2000 we signed a contract with @Home Solutions, a company formed to provide smaller cable operators Internet connectivity and content services from @Home. Our York and Williamsport, Pennsylvania cable systems relaunched cable modem service using @Home Internet connectivity and content in the third quarter 2001. @Home declared bankruptcy in the fourth quarter 2001 and discontinued service to our cable systems on December 5, 2001. We transitioned customers to in-house Internet access facilities (utilizing Internet backbone circuits of Blazenet on a temporary basis) with an approximate 12-hour service disruption. We subsequently transitioned our Internet backbone circuits to AT&T. Other than slowing our internal growth of cable modem customers, which we believe was temporary, there was little impact to the customer base because of the transition from @Home. We incurred approximately $400,000 of additional capital expenditures to create our in-house Internet platform.

   DATA AND OTHER SERVICES

     For the years ended December 31, 2001 and 2000, our Data segment accounted for approximately 3.4% and 2.1% of our total revenues.

     Susquehanna Data Services. Susquehanna Data Services, Inc., a subsidiary of ours, was formed in 1996 to provide Internet and data networking services to residential and business customers. Marketing its products and services under the tradename "BlazeNet," Susquehanna Data Services offers Internet access over both telephone and cable modems, website creation, hosting and maintenance, local and wide area network design, construction and operation, and telecommunications products from Susquehanna Adelphia Telecommunications and other local telephone companies. As a website host, we provide a central computer that is connected to the Internet 24 hours a day. We store all of our customers' website files on our computer so that each website and all of its content are available to users worldwide at all times. Our local and wide area network services enable us to provide network services in both a limited area, such as a building or campus, or a larger area extending beyond a single building or campus. As of December 31, 2001, BlazeNet provided access service to approximately 11,300 business and consumer accounts.

     Susquehanna Technologies. The web design company that we acquired in October 2000 has been remarketed as Susquehanna Technologies. Susquehanna Technologies' focus is on custom designed web integration solutions and services to the media and entertainment, retail and associations and not-for-profit industries. These three market verticals were selected for our focus because of existing in-house expertise. We are positioning for the future with proven success in web based procurement systems, website content management systems and e-commerce applications as well as web site design. Because of the collapse of the Internet sector in 2001 and customer uncertainty caused by the terror events in September, sales for Susquehanna Technologies have been stagnant.

     Adelphia Partnership. In 1997, Susquehanna Media, through its wholly-owned subsidiary Susquehanna Fiber Systems, Inc., entered into a 50/50 partnership with Hyperion Telecommunications of Pennsylvania, Inc., now Adelphia Business Solutions, Inc., a subsidiary of Adelphia Communications Corp., to enter the competitive local exchange carrier business in the York, Pennsylvania market. The partnership provides long distance access circuits to businesses bypassing the local telephone company, point-to-point data circuits and switched business access services. Susquehanna Cable has constructed and maintains a 242 mile fiber optic SONET ring network that is leased to the partnership under a long-term contract. As of December 31, 2001, the partnership provided service to 92 buildings in the York area and had over 8,300 access lines installed.

   FRANCHISES

     Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating permits that are granted by local governmental authorities. These franchises contain many conditions, such as:

               . time limitations on commencement and completion of construction;

               . conditions of service, including mix of programming required to meet the needs and interests of the community;

               . the provision of free service to schools and certain other public institutions;

               .    the maintenance of insurance and indemnity bonds; and

               .    the payment of fees to communities.

     Certain of these franchises may require the imposition of penalties if the franchise agreements are violated. Certain provisions of these local franchises are subject to limits imposed by federal law.

     As of December 31, 2001, we held a total of 136 franchises. Franchise agreements with many of these franchises require the payment of fees to the issuing authorities ranging from 1% to 5% of gross revenues (with the majority in the 3% to 5% range) from the related cable system. The Cable Communications Policy Act of 1984 (1984 Cable Act) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

     Our cable franchises expire at various times through 2016. The following table sets forth certain information relating to our franchises:


                                  Number of   Percentage of Total   Percentage of Total
Year of Franchise Expiration      Franchises       Franchises        Basic Subscribers
----------------------------     -----------       ----------        -----------------
2002 - 2004....................       41               30%                   40%
2005 and after.................       95               70%                   60%
                                      --               ---                   ---

Total                                136              100%                  100%
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

   COMPETITION

     Cable television systems face competition from alternative methods of distributing video programming and from other sources of news, information and entertainment. These sources include direct broadcast satellite, off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services and home video products, including DVDs and videotape cassette recorders. The extent to which a cable television system is competitive depends, in part, upon that system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those available off-air or through alternative delivery sources and upon superior technical performance and customer service.

     Competing Franchises. Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. Franchising authorities may not unreasonably deny requests for additional franchises and may operate cable television systems themselves. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached) or neighboring cable operators may become competitors for franchises or providers of competing services. Within Susquehanna Cable Co. systems there exists a small overbuild by a neighboring cable operator consisting of approximately 3,000 homes passed (1% of total homes passed) which started ten years ago by two cable operators no longer in the business. Susquehanna acquired one of the operators in 1999. In the last three years the boundaries of the overbuild area has not expanded. Additional cable television systems may be constructed in the future in our other franchise areas.

     Digital Broadcast Satellites. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites utilizing video compression technology, which provides more than 200 channels of programming over a single high-powered digital broadcast satellite. Digital broadcast satellite service can be received virtually anywhere in the United States through small rooftop or side-mounted antennae/dishes and is not subject to certain local restrictions on the location and use of digital broadcast satellite and other satellite receiver dishes. Digital broadcast satellite service is presently being heavily marketed on a nationwide basis by two service providers. Digital broadcast satellite systems offer all of their programming with digital quality, but may have higher up-front costs or require long-term agreements and may lack local programming and service. Both digital broadcast satellite providers offer some local signals in a limited number of large markets. Digital broadcast satellite providers in the Indiana portion of our Midwest market offer some local programming. During 2001, a proposed merger between the two primary digital broadcast satellite providers was announced. At this point in time the merger is in regulatory review and is being contested by the National Association of Broadcasters. It is uncertain whether this potential merger will result in additional competition in our markets or the impact such potential competition may have on our cable operations.

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

     Local Multipoint Distribution Service. Local multipoint distribution service, a wireless service, can deliver over 100 channels of programming directly to consumers' homes. A large amount of this spectrum was auctioned in March 1998, and cable television operators and local telephone companies were restricted in their participation in this auction. It is uncertain whether this spectrum will be used to deliver multichannel video programming and other services to subscribers and thereby compete with franchised cable television systems.

     Multichannel Multipoint Distribution Systems. Multichannel multipoint distribution systems use low power microwave frequencies to transmit video programming over the air to customers. Wireless distribution services provide many of the same programming services as cable television systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Multichannel multipoint distribution systems service requires unobstructed "line of sight" transmission paths. In the majority of our franchise service areas, prohibitive topography and "line of sight" access have limited, and are likely to continue to limit, competition from multichannel multipoint distribution systems. Moreover, in the majority of our franchise areas, multichannel multipoint distribution systems operators face significant barriers to growth because lower population densities make these areas less attractive. We are not aware of any significant multichannel multipoint distribution systems operation currently within our cable television franchise service areas. Wireless One, owned by MCI/Worldcom has announced that they are discontinuing their residential multichannel multipoint distribution system, which were in direct competition with our Rankin County Mississippi cable system. MCI has indicated that they intend to utilize the frequencies for commercial data transport.

     Local Exchange Carriers. The Telecommunications Act of 1996 (1996 Telecom
Act) allows local exchange carriers and others to compete with cable television systems and other video services in their telephone service territory, subject to certain regulatory requirements. Local exchange carriers use a variety of distribution methods, including both broadband wire facilities and wireless transmission facilities within and outside of their telephone service areas. Local exchange carriers and other telephone companies have an existing relationship with the households in their service areas, have substantial financial resources, and may have an existing infrastructure capable of delivering cable television service. Unlike cable television systems, local exchange carriers are not required, under certain circumstances, to obtain local franchises to deliver video services and are not subject to certain obligations imposed under such franchises. We believe that our rural markets are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher capital costs per household of installing plant. However, Senate Bill 2646-Rural Broadband Access, passed on February 13, 2002. The bill proposes to provide $100.0 million in grants, loans and loan guarantees to eligible companies to construct or improve broadband facilities in eligible rural communities. To be eligible communities must not have more than 20,000 inhabitants and not be located in a designated standard metropolitan statistical area. Senate Bill 2646 is currently being considered in the House. It is uncertain whether this potential incentive will prompt additional competition in our markets or the impact such potential competition may have on our cable operations.

     Public Utilities. Registered utility holding companies and their subsidiaries may provide telecommunications services (including cable television). Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems. Electric utilities also have the potential to become significant competitors in the video marketplace, as many of them already possess fiber optic transmission lines in certain areas they serve.

     Other New Technologies. Other new technologies, including Internet-based services, may compete with cable television systems. Incumbent television broadcast licensees may obtain licenses for digital television, which can deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. Television broadcast stations are authorized to transmit textual and graphic information. Commercial and noncommercial FM stations may use their sub-carrier frequencies to provide non-broadcast services, including data transmissions. In addition, over-the-air interactive video and data service permits two-way interaction with commercial and educational programming, along with informational and data services. Local exchange carriers and other common carriers provide facilities for the transmission and distribution of video services, including interactive computer-based services like the Internet, data and other non-video services.

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations. See "Cautionary Note Regarding Forward-Looking Statements."

  EMPLOYEES

     We have approximately 1,455 employees as of December 31, 2001. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

CABLE PERFORMANCE SHARE PLAN

     On July 1, 2000, the first of a three-step change in the valuation of Susquehanna Cable's performance share plan occurred. Performance shares were previously valued using a formula. On July 1, 2000, performance shares were revalued based 2/3 on the former formula and 1/3 on fair value as determined by an independent valuation of Susquehanna Pfaltzgraff Co. for ESOP purposes performed as of December 31, 1999. On April 1, 2001, performance shares were valued based 1/3 on the former formula and 2/3 on fair value as of December 31, 2000. On April 1, 2002, performance shares values will be wholly based on fair value as of December 31, 2001. In the first step of the valuation change, the Cable and Data segments recognized charges against operating income and Adjusted EBITDA of $1.9 million and $1.1 million, respectively. (See definition of Adjusted EBITDA with Selected Financial Data.) In the second step of the valuation change, the Cable and Data segments recognized charges against operating income and Adjusted EBITDA of $2.6 million and $1.6 million, respectively. We expect that charges against operating income and Adjusted EBITDA for the final step in the valuation change will be $2.5 million in the Cable segment and $1.4 million in the Data segment in second quarter 2002.

RADIO EMPLOYEE STOCK PLAN

     On July 1, 2000, the Radio Employee Stock Plan's non-voting Class B common stock, was revalued in a similar manner to the Cable performance share plan. Radio Class B common stock, which was previously valued using a formula, will also transition to fair value by April 1, 2002, like the Cable performance share plan. While there was no expense recognized for the Radio plan's July 2000 change in valuation, minority interests increased approximately $19 million. Radio minority interests increased an additional $22.3 million in April 2001 due to the next step in the valuation change. We expect Radio minority interests to increase an additional $16.8 million in April 2002 due to the final step to fair value. Net income will not be affected by the 2002 change in minority interests.

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

     The following table sets forth certain regulatory information regarding each of the stations owned by us. "HAAT," which applies to FM stations only, represents height above average terrain. Height above average terrain means the actual height of the station's transmitting antenna above the ground level of the surrounding terrain and is used to measure the coverage of an FM station. The FCC class determines the maximum power and maximum height above average terrain for the particular station. Height Above Average Terrain is not applicable to AM stations.

                                        Frequency
                          City of        (FM-MHZ)      FCC        HAAT       Power in        Expiration Date of
Market and Stations       License        (AM-KHZ)     Class     (Meters)   Kilowatts (Day)        License
-------------------       -------        --------     -----     --------   ---------------        -------
San Francisco, CA
     KNBR-AM.........  San Francisco     680 KHz        A          --          50 KW         December 1, 2005
     KFOG-FM.........  San Francisco    104.5 MHz       B          459         7.1 KW        December 1, 2005
     KFFG-FM.........    Los Altos       97.7 MHz       A          137         3.3 KW        December 1, 2005
     KSAN-FM.........    San Mateo      107.7 MHz       B          354         8.9 KW        December 1, 2005
     KTCT-AM.........    San Mateo       1050 KHz       B          --          50 KW         December 1, 2005
Dallas/Ft. Worth, TX
     KLIF-AM.........      Dallas         570 KHz       B          --           5 KW          August 1, 2005
     KKLF-AM.........  Dennison/Sherman   950 KHz       B          --          .5 KW          August 1, 2005
     KTCK-AM.........      Dallas        1310 KHz       B          --           9 KW          August 1, 2005
     KPLX-FM.........    Ft. Worth       99.5 MHz       C          511         100 KW         August 1, 2005
     KKMR-FM/(1)/....   Haltom City      93.3 MHz      C2          120          50 KW         August 1, 2005
     KTDK-FM.........      Sanger       104.1 MHz      C3          150          11 KW         August 1, 2005
     KTBK-AM.........     Sherman        1700 KHz       B          --           10 KW         August 1, 2005
     KGVL-AM/(2)/....    Greenville      1400 KHz       C          --           1 KW          August 1, 2005
     KIKT-FM/(2)/....    Greenville      93.5 MHz       A          100          1.8 KW        August 1, 2005
Houston, TX
     KRBE-FM.........     Houston       104.1 MHz       C          585         100 KW         August 1, 2005
Atlanta, GA
     WNNX-FM.........     Atlanta        99.7 MHz       C          315         100 KW          April 1, 2004
     WWWQ-FM            College Park    100.5 MHz      C3          291          3 KW              Pending
Cincinnati, OH
     WRRM-FM.........    Cincinnati      98.5 MHz       B          246        17.5 KW         October 1, 2004
     WMOJ-FM.........    Fairfield       94.9 MHz       B          322        10.5 KW         October 1, 2004

                                        Frequency
                          City of        (FM-MHZ)      FCC        HAAT       Power in        Expiration Date of
Market and Stations       License        (AM-KHZ)     Class     (Meters)   Kilowatts (Day)        License
-------------------       -------        --------     -----     --------   ---------------        -------
Indianapolis, IN
     WFMS-FM.........   Indianapolis     95.5 MHz       B          302          13 KW          August 1, 2004
     WGRL-FM.........   Noblesville      93.9 MHz       A          138         3.3 KW          August 1, 2004
     WGLD-FM.........   Indianapolis    104.5 MHz       B          150          50 KW          August 1, 2004
Kansas City, MO
     KCMO-FM.........    Kansas City     94.9 MHz       C          321         100 KW        February 1, 2005
     KCMO-AM.........    Kansas City     710 KHz        B          --           10 KW        February 1, 2005
     KCFX-FM.........  Harrisonville,MO 101.1 MHz      C1          303          97 KW        February 1, 2005
     KFME-FM.........   Garden City, MO 105.1 MHz      C1          299         100 KW             Pending
York/Lancaster, PA
     WSBA-AM.........       York         910 KHz        B          --            5 KW          August 1, 2006
     WARM-FM.........       York        103.3 MHz       B          398          6.4 KW         August 1, 2006
Albemarle, NC
     WABZ-FM/(2)/....    Albemarle      100.9 MHz       A          61            3 KW        December 1, 2003

--------------------

/(1)/   KKMR-FM changed its call letters to KDBN-FM effective January 28, 2002.

/(2)/   Operated by a third party under a time brokerage agreement.

   REGULATORY APPROVALS

     Broadcast licenses may not be assigned nor may the control of broadcast licenses be transferred without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the proposed licensee, including limits on common ownership of media properties, financial qualifications of the proposed licensee, the "character" of the proposed licensee (including that no party to the application (i.e. officer, director, or 10% or greater owner) is subject to the denial of federal benefits that include FCC benefits pursuant to
Section 5301 of the Anti-Drug Abuse Act of 1988, 21 U.S.C. sec. 862), limitations on alien ownership, and compliance with programming, public file and anti-discrimination requirements.

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

   RATE REGULATION

     Where a cable television system is not subject to effective competition, the rates for the basic service tier (the lowest level of cable programming service which must include local broadcast channels and public access channels) and related equipment may be regulated by the local franchising authority at its option. Rates for cable programming service tiers, which generally include programming other than the channels carried on the basic service tier, and for programming offered on a per-channel or per-program basis are not subject to governmental regulations. If local franchising authorities choose to regulate basic service rates, they may order reductions and, in certain circumstances, refunds of existing monthly rates and charges for associated equipment. In carrying out their rate regulatory authority, however, local officials are subject to certain FCC standards such as the obligation to evaluate rates in accordance with FCC approved benchmark formulas or cost-of-service showings. Future rates of regulated cable systems may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates also can be made in the event a cable televisions operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase for "significant" system rebuilds or upgrades. We currently are being regulated for basic services, installation and equipment rates in four of our franchise areas, three in Maine and one in Mississippi.

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

   CARRIAGE OF BROADCAST TELEVISION SIGNALS

     The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system (i.e., the system is located in the station's designated market area) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent must occur by October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, on cable systems with the principal headend located within the larger of: (i) a 50-mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The final outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

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

     Franchising authorities may generally impose franchise fees of up to 5% of a cable television system's annual gross revenues, excluding revenues derived from telecommunications services. However, they may be able to exact some compensation for cable systems' use of public rights-of-way to provide telecommunications service. In the past several years, substantial public controversy has arisen with regard to the ability of local franchise authorities to regulate high speed Internet access provided by cable television systems. Among the key issues in dispute are the franchise authority's ability to require cable operators to offer multiple unaffiliated Internet service providers access to their systems ("open access"), to impose franchise fees on revenues that cable systems earn from providing cable modem service or to impose service or other requirements on a cable system's Internet offerings. These issues currently are pending in several court proceedings and before the FCC. While the FCC tentatively has concluded that local franchise authorities lack authority to impose such requirements on cable operators, further agency proceedings are underway that could alter the initial conclusion.

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

ITEM 2.   PROPERTIES

     The headquarters of our cable television operations are located in York, Pennsylvania in office space leased from our parent. We do not have a separate headquarters for our radio broadcast operations.

     We lease nine studio facilities for our radio operations. We own broadcast towers for 12 of our radio stations and lease 14 other broadcast towers. We own the real property under seven of our broadcast towers and lease the land under our other 19 towers. We own nine, and lease two, headend facilities for our cable television operations. In connection with our cable operations, we own eight tower locations and lease nine others. In addition, we own the real estate for five and lease the real estate for two fiber optic hub sites. See also "Business--Radio Properties" in Item 1 of this annual report.

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

     We believe that our properties are in good condition and suitable for our operations.

ITEM 3.   LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the fourth quarter of 2001.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no market for our common stock. All of our outstanding common stock is owned by our parent, Susquehanna Pfaltzgraff Co.

ITEM 6.   SELECTED ANNUAL AND QUARTERLY FINANCIAL DATA

     The below selected financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is derived from our audited consolidated financial statements. Our audited consolidated financial statements and related notes for the years ended December 31, 2001, 2000 and 1999 are included elsewhere in this annual report. You should read this information and the accompanying notes in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this annual report.

                                                               Year Ended December 31,
                                                              -----------------------
                                               2001         2000        1999        1998       1997
                                               ----         ----        ----        ----       ----
                                                               (dollars in thousands)
INCOME STATEMENT DATA:
Revenues:
   Radio                                     $198,039    $220,886    $185,193    $151,170    $131,438
   Cable                                      104,758      93,113      82,720      70,641      65,122
   Data and other                              10,632       6,590       3,353       1,616         539
                                              -------     -------     -------     -------     -------
Total revenues                                313,429     320,589     271,266     223,427     197,099
Total operating expenses                      264,490     240,004     203,218     172,224     154,389
                                              -------     -------     -------     -------     -------
Operating income                               48,939      80,585      68,048      51,203      42,710
Interest expense, net                          37,887      37,523      28,573      20,506      18,890
Gain (loss) on sale of assets                  (4,185)     (3,891)     (1,499)      1,748       9,451
Interest income from loan to parent company     6,895       6,696       4,476          --          --
Pension curtailment gain                           --          --       2,299          --          --
Other income (loss)                             (256)      (1,474)        379         334         426
                                              -------     -------     -------     -------     -------

Income before income taxes                     13,506      44,393      45,130      32,779      33,697
Provision for income taxes                      6,538      16,661      18,044      14,523      14,033
                                              -------     -------      ------      ------     -------

Income before extraordinary loss                6,968      27,732      27,086      18,256      19,664
Loss related to early retirement of debt           --          --      (3,316)         --          --
                                              -------     -------     -------     -------     -------

Income before minority interests                6,968      27,732      23,770      18,256      19,664
Minority interests                             (2,261)     (5,185)     (4,140)     (4,304)     (3,070)
                                              -------     -------     -------     -------     -------

Net income                                   $  4,707    $ 22,547    $ 19,630    $ 13,952    $ 16,594
                                              =======    ========    ========    ========    ========

BALANCE SHEET DATA (at end of period):
Total assets                                 $669,082    $659,457    $526,142    $355,141    $333,476
Total debt                                    495,105     500,600     405,621     272,776     265,500
Stockholders' equity (deficit)                 15,493      33,230      31,281       9,201      (2,295)

RATIO OF EARNINGS TO FIXED                       1.3x        2.1x        2.4x        2.3x        2.7x
CHARGES/(1)/:

SUPPLEMENTARY FINANCIAL DATA:
Adjusted EBITDA:/(2)/
   Radio                                     $ 61,324    $ 83,332    $ 64,744    $ 42,553    $ 34,062
   Cable                                       40,082      36,664      35,458      31,699      29,511
   Data and Other                              (2,728)      1,663       2,167        (386)       (692)
                                             --------    --------    --------     -------     -------
Total Adjusted EBITDA                        $ 98,678    $121,659    $102,369     $73,866     $62,881
                                             ========    ========    ========     =======     =======

Cash flows related to:
   Operating activities                      $ 66,954    $ 67,105    $ 60,211    $ 36,843    $ 36,347
   Investing activities                       (60,760)   (163,478)   (182,944)    (38,842)    (70,399)
   Financing activities                        (6,194)     95,734     121,430       3,941      33,334

Capital expenditures                         $ 31,739    $ 36,913    $ 33,066    $ 29,592    $ 22,610

--------------------

/(1)/ The ratio of earnings to fixed charges is expressed as the ratio of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest) to fixed charges. Fixed charges consist of interest expense, capitalized interest and one-third of rental expense (the portion deemed representative of the interest factor).

/(2)/ We define Adjusted EBITDA as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, pension curtailment gain, minority interest, and any gain or loss on the disposition of assets. Employee stock ownership plan expense recognized for the years ended December 31, 2001, 2000 and 1999 was $9.1 million, $8.3 million, and $6.4 million, respectively.

     Although Adjusted EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP), we believe that Adjusted EBITDA is a meaningful measure of performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. In addition, our new senior credit facility and the indenture that governs our 8.5% senior subordinated notes contain certain covenants in which compliance is measured by computations substantially similar to those used in determining Adjusted EBITDA. There are no legal restrictions on the use of Adjusted EBITDA, other than those contained in our new senior credit facility and indenture. Management expects that Adjusted EBITDA will be used to satisfy working capital, debt service and capital expenditure requirements and other commitments and contingencies. Adjusted EBITDA should not be considered in isolation or as a substitute for or an alternative to net income, cash flow from operating activities or other income or cash flow data prepared in accordance with GAAP. Adjusted EBITDA should not be considered as a measure of a company's operating performance or liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following unaudited quarterly financial information for 2001 and 2000 was derived from our unaudited financial statements and includes, in the opinion of our management, only those normal and recurring adjustments that our management considers necessary for a fair presentation of the results of operations for these periods. These unadited quarterly operating results are not necessarily indicative of the results that may be achieved for a full fiscal year or for future periods.

               2001                      1st Qtr           2nd Qtr           3rd Qtr          4th Qtr
               ----                      -------           -------           -------          -------
Revenues
  Radio                                      39,780            53,418           54,773            50,068
  Cable                                      24,663            25,745           26,595            27,754
  Data and other                              2,408             2,699            2,844             2,681
                                            -------           -------           ------           -------
  Total Revenues                             66,851            81,862           84,213            80,503

Operating Expenses                           60,528            70,115           68,301            65,546
                                            -------           -------           ------           -------

Operating Income                              6,323            11,747           15,912            14,957

Interest Expense, net                        10,287             9,385            9,974             8,241

Depreciation and amortization                 9,288             9,563           10,041            10,520

Net income                                   (1,669)            1,473            2,755             2,149

Net income per common share
  (basic and diluted)                         (1.63)             1.23             2.39              1.84

Adjusted EBITDA                              17,954            23,765           28,807            28,152

               2000                       1st Qtr           2nd Qtr           3rd Qtr          4th Qtr
               ----                       -------           -------           -------          -------
Revenues
  Radio                                      41,682            60,732           57,364            61,108
  Cable                                      22,145            23,107           23,544            24,317
  Data and other                              1,270             1,457            1,592             2,271
                                            -------           -------           -------          -------
  Total Revenues                             65,097            85,296           82,500            87,696

Operating expenses                           51,480            60,592           63,821            64,111
                                            -------           -------           -------          -------

Operating Income                             13,617            24,704           18,679            23,585

Interest Expense, net                         8,059             8,102           10,546            10,816

Depreciation and amortization                 7,239             7,720            8,443             9,731

Net income                                    3,437             8,336            5,182             5,592

Net income per common share
  (basic and diluted)                          3.01              7.47             4.60              4.97

Adjusted EBITDA                              22,634            34,482           29,305            35,238

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

   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, as described in Note 1 to the consolidated financial statements. In order to prepare these financial statements, we must make certain estimates and judgments that may affect the reported value of assets, liabilities, revenues and expenses as well as reported contingencies. These estimates and judgments are evaluated on an ongoing basis and change based upon business conditions and circumstances. Critical estimates involve the value of intangible assets (primarily FCC Broadcast licenses and cable franchise values), income taxes, fair value of financial instruments, allowances for doubtful accounts, contingencies and the impact of any litigation. These estimates are based on the known facts, our measured judgments of probable outcomes and values, historical experience and other factors that we believe are applicable and reasonable given the circumstances.

     We believe the following accounting policies are critical to preparation of our financial statements since they affect the more significant estimates reflected in the financial statements and related disclosures.

     Revenue Recognition. Revenues are recognized when related services are provided. Radio revenues are reported when advertising is aired and when events are held, net of agency commissions. Cable revenues are recognized when services are provided to our subscribers. Data and Other revenues are recognized when services are provided or performed. Revenues are recorded based on a reasonable expectation of collection. Estimates of uncollectible accounts are made and revised regularly based on customer history, economic conditions and other credit information judged relevant given the circumstances.

     Impairment of Long-Lived Assets. Approximately 84% of assets employed in our operations are comprised of intangible assets and property, plant and equipment. The fair value of intangible assets is based on their market values and the performance of the related businesses. Business performance, changes in technologies, condition and location of assets affect the fair values of long-lived tangible assets. In assessing the recoverability of long-lived assets' costs, we make assumptions and estimates regarding the future cash flows from operations to determine whether recoverability is probable. If these assumptions or related estimates change in the future, we may be required to recognize impairment charges for affected assets. Effective January 1, 2002, Media adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" which requires an initial assessment of FCC licenses, cable franchise values and goodwill within the first six months of 2002, and on at least an annual basis in subsequent years.

     Income Taxes. Our deferred income taxes reflect the probable future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting balances at each reported year-end. Changes in enacted tax rates are reflected as they occur. We routinely evaluate our effective income tax rates and adjust those rates based upon estimates and available information pertinent to the statutory rates, apportionment and other factors considered appropriate in the circumstances.

     Contingencies. We are involved in litigation and administrative proceedings primarily arising in the normal course of our business. Based on the outcome of these actions, we may be required to make payments or recognize a loss. On a regular basis, we evaluate circumstances related to these actions, which may include consultation with outside counsel. If a liability is probable and reasonably estimable, a liability is recognized. Where a significant liability is probable but not estimable, appropriate financial statement disclosures are made. If circumstances surrounding a significant matter change in the future, our consolidated results of operations and financial position could be adversely affected.

   OVERVIEW

     We are a diversified communications company with operations in radio broadcasting and cable television. We are the second largest privately owned radio broadcaster and the 11th largest radio broadcaster overall in the United States based on revenues. As of December 21, 2001 we owned and operated 18 FM and 9 AM stations that serve four of the nation's ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as four other markets (Cincinnati, Indianapolis, Kansas City and York, Pennsylvania). We were also the 19th largest cable multiple system operator in the United States with seven cable systems serving approximately 195,000 subscribers as of December 31, 2001.

     For the year ended December 31, 2001, we had revenues and Adjusted EBITDA of $313.4 million and $98.7 million, respectively, with approximately 62% of Adjusted EBITDA generated by our radio broadcast operations and 41% by our cable television operations. For the year ended December 31, 2001, our net income was $4.7 million, our cash flows from (used in) operating, investing and financing activities were $66.9 million, $(60.8) million and $(6.1) million, respectively, and our ratio of earnings to fixed charges was 1.3x.

     We also provide Internet access and enhanced services to residential and business customers under the tradename "BlazeNet." The services include:

               .  Internet access via telephone dial-up service or cable modem;

               .  website creation, hosting and maintenance; and

               . local and wide area network design, construction and operation.

     The web design company that we acquired in October 2000 has been remarketed as Susquehanna Technologies. Susquehanna Technologies' focus is on custom designed web integration solutions and services to the media and entertainment, retail and associations and not-for-profit industries.

     Revenues. Our principal source of radio broadcasting revenue is the sale of broadcasting time on our stations for advertising. Radio revenue is reported net of agency commissions. Sales of advertising are affected by changes in demand for advertising time by national and local advertisers and by advertising rates charged by the stations. Radio station advertising rates are based on a station's ability to attract audiences that match the demographic groups that advertisers want to reach, the number of stations competing in a marketplace, and economic conditions. Radio stations attempt to maximize revenue by adjusting advertising rates based upon local market conditions, by controlling inventory, by creating demand, and by increasing audience ratings. Radio stations sometimes use barter or trade agreements to exchange merchandise or services for advertising time with advertisers, in lieu of cash. It is our policy not to pre-empt advertising paid in cash with advertising paid in trade. For the years ended December 31, 1999 through 2001, cash advertising revenue was 99% of broadcasting revenue. Seasonal revenue fluctuations are common in the radio broadcasting industry, due primarily to fluctuations in expenditure levels by local and national advertisers. Our radio revenues are lowest in the first quarter and are relatively level in the other quarters.

     Most of our cable revenues are derived from monthly subscriber fees for cable television programming services, cable modem service and from fees incident to the provision of such services, such as installation fees and fees for converter rentals and rentals of remote control devices. Some revenues are derived from advertising. Since cable is subject to regulation at the federal, state and local levels, increases in rates charged for regulated services may be governed by the 1992 Cable Act and the 1996 Telecom Act. Cable revenues are affected by the timing of subscriber rate increases.

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

   RESULTS OF OPERATIONS

     The following table summarizes our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the years ended December 31, 2001, 2000 and 1999 (in millions of dollars):

                                       2001                     2000                     1999
                                       ----                     ----                     ----
Revenues
  Radio                           $198.0        63.2%      $ 220.9        68.8%      $ 185.2       68.3%
  Cable                            104.8        33.4%         93.1        29.0%         82.7       30.5%
  Data and Other                    10.6         3.4%          6.6         2.2%          3.4        1.2%
                                 -------     --------      --------      ------      -------      ------
    Total revenues                 313.4       100.0%        320.6       100.0%        271.3      100.0%
                                 -------     --------      --------      ------      -------      ------

Operating expenses:
  Operating, programming,
    selling, general and
    Administrative                 225.1        71.8%        206.9        64.6%        175.7       64.7%
  Depreciation and amortization     39.4        12.6%         33.1        10.3%         27.6       10.2%
                                 -------     --------      --------      ------      -------      ------

Total operating expenses           264.5        84.4%        240.0        74.9%        203.3       74.9%
                                 -------     --------      --------      ------      -------      ------

Operating income                  $ 48.9        15.6%      $  80.6        25.1%      $  68.0       25.1%
                                 =======     ========      ========      ======      =======      ======

Net income                          $4.7        1.5 %      $  22.5         7.0%      $  19.6        7.2%
                                 =======     ========      ========      ======      =======      ======

Adjusted EBITDA                    $98.7        31.5%      $ 121.7        38.0%      $ 102.4       37.7%
                                 =======     ========      ========      ======      =======      ======

   YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Our revenues decreased $7.2 million, or 2%, from 2000 to 2001. Radio revenues decreased $22.9 million, or 10%, from 2000 to 2001. This reduction was related to the loss of advertising revenues from Internet businesses primarily in our San Francisco market, as well as the decline in the general U.S. economy and resultant weakening of the U.S. advertising market. Cable revenues increased $11.7 million, or 13%, from 2000 to 2001. Rate increases on basic and expanded basic services and to a lesser extent increased penetration of digital and cable modem services were responsible for the growth in cable revenues. Data and Other revenues grew $4.0 million from 2000 to 2001, due primarily to the acquisition of the web design company in October 2000.

     Depreciation and amortization. Depreciation and amortization increased $6.3 million, or 19%, from 2000 to 2001. Cable depreciation and amortization expenses comprised $4.0 million of the increase, and resulted from the continuation of our cable television system rebuilds and the continued roll-out of digital cable and cable modem services. Radio depreciation and amortization increased $2.0 million, or 20%, from 2000 to 2001. The July 2000 acquisition of three Kansas City radio stations was responsible for the increased radio depreciation and amortization.

          Operating income. Operating income decreased $31.7 million or 39% from 2000 to 2001. Depreciation and amortization increased while revenues decreased, due to cable plant rebuilds and the Kansas City radio stations acquisition. Other operating expenses increased approximately 10% from 2000 to 2001, also while revenues declined. Radio operating income decreased $25.2 million or 37% from 2000 to 2001. Same stations operating income, decreased $17.4 million or 25% from 2000 to 2001 primarily the result of the decrease in sales. The remaining decrease in Radio operating income is due to a full year of operation in 2001 of the Kansas City stations and the January 2001 launch of WWWQ in Atlanta. The Kansas City stations and WWWQ in Atlanta each generated operating losses during 2001.

     Cable programming costs increased a full percentage point of revenues from 2000 to 2001. Programming increases were the result of both program license fee increases and the launch of additional program channels. The second step of the valuation basis change to the Cable performance share plan increased other operating expenses $1.2 million from 2000 to 2001. Of the total charge for the performance share revaluation, $2.6 million was recognized in the Cable segment and $1.6 million in the Data segment.

     The web design company acquired in October 2000, generated $3.4 million more operating losses during 2001 compared to 2000. The operating losses were the result of the collapse of the Internet sector.

     Net income. Net income decreased $17.8 million or 79% from 2000 to 2001. The decrease in net income can be attributed to the decline in Radio sales which resulted in Radio net income declining $15.6 million or 47% from 2000 to 2001.

     Adjusted EBITDA. Adjusted EBITDA decreased $23.0 million, or 19%, from 2000 to 2001. Radio Adjusted EBITDA decreased $22.0 million or 26% from 2000 to 2001. Same stations Adjusted EBITDA decreased $17.5 million caused by the decrease in Radio sales from 2000 to 2001. The Cable Adjusted EBITDA increase of $3.4 million was offset by the decrease in operating income from the web design company acquired in 2000. Cable Adjusted EBITDA increased less than the growth in Cable revenues due to the increase in programming costs and the change in valuation basis of the Cable performance share plan.

     Interest expense. Interest expense increased $0.4 million or 1% from 2000 and 2001. Interest expense from increased borrowings were offset by reductions in interest rates. Interest income of $6.9 million was recognized in 2001 from loans to our parent.

   YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased $49.3 million, or 18%, from 1999 to 2000. Radio revenues increased $35.7 million, or 19%, from 1999 to 2000. Radio's revenue grew primarily from higher advertising rates. On July 20, 2000, three radio stations were acquired in Kansas City, Missouri. The Kansas City radio stations contributed $7.7 million to revenues, or 22% of the increased radio revenues. Cable revenues increased $10.4 million, or 13%, from 1999 to 2000. Rate increases on basic and expanded basic services were responsible for the remaining growth in cable revenues. Data and Other revenues grew $3.2 million from 1999 to 2000, due primarily to Blazenet sales growth.

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

     Operating income. Operating income increased $12.6 million or 18% from 1999 to 2000. While depreciation and amortization increased faster than revenues due to cable plant rebuilds and the Kansas City radio stations acquisition, other operating expenses increased approximately 18%, or 5% faster than the increase in revenues. The two largest increases to the operating expenses were cable program costs caused by the loss of previous group discounts totaling $1.9 million and charges totaling $3.0 million related to the revaluation of the cable performance share plan. Of the total charge for the performance share revaluation, $1.9 million was recognized in the Cable segment and $1.1 million in the Data segment. There was no significant impact to operating income from the acquired Kansas City radio stations. Radio promotion and advertising costs and sales commissions grew commensurately with revenues.

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

     Adjusted EBITDA. Adjusted EBITDA increased $19.3 million, or 19%, from 1999 to 2000. Adjusted EBITDA as a percentage of revenues remained equal to 1999 at 38%. Higher operating income with increased depreciation and amortization caused Adjusted Radio EBITDA to increase $18.6 million, or 29%, from 1999 to 2000. Adjusted Cable EBITDA increased $1.2 million, or 3%, between 1999 and 2000. The significant cost increases experienced in 2000 were increased cable programming costs due to the loss of discounts totaling $1.9 million and a $3.0 million charge for the valuation change of Cable's performance share plan ($1.9 million was recognized in Cable and $1.1 million in the Data segment).

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

   LIQUIDITY AND CAPITAL RESOURCES

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. Our future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of our common stock, and interest payable on our senior subordinated notes and our senior credit facility.

     Net cash provided by operating activities was $66.9 million and $67.1 million for the years ended December 31, 2001 and 2000, respectively. Our net cash provided by operating activities was generated primarily by normal operations.

     Net cash used by investing activities was $60.8 million for the year ended December 31, 2001. Acquisitions were $21.3 million for 2001. Capital expenditures, excluding acquisitions, were $31.7 million for the year ended December 31, 2001. Capital expenditures over this period were used primarily to upgrade and maintain our cable systems. In addition to a loan we made to our parent in 1999, we made a $14.6 million loan to our parent was made in 2001. The parent repaid $4.4 million on its outstanding loans in 2001.

     Net cash used by financing activities was primarily for a $5.7 million reduction of our revolving credit commitment. Net cash used by financing activities was $6.1 million for the year ended December 31, 2001.

     Our acquisitions of radio stations and cable systems and our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. Capital expenditures, excluding acquisitions, were $31.7 million, $36.9 million and $33.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capital expenditures over this period were used primarily to upgrade and maintain our cable systems. We expect to make capital expenditures of approximately $33.0 million in 2002 to continue upgrading our current cable systems, for radio related maintenance and equipment and for information technology projects. We may be required to pay $10.0 million to the former owners of WHMA-FM in 2002 under the terms of the purchase agreement. See Note 12 to the Consolidated Financial Statements.

     On January 15, 2002, we entered into an asset purchase agreement with Fairbanks Communications, Inc. to acquire the cable system serving Lawrenceburg, Indiana for $26.5 million cash. The cable system serves approximately 11,000 basic subscribers on one headend. We expect a second quarter 2002 closing utilizing our existing credit facilities.

     On May 12, 1999, we sold $150 million of 8.5% Senior Subordinated Notes due 2009 for 99.75% of their face value. Proceeds to us were $145.5 million. As of December 31, 2001, the fair value of these notes was $153.8 million. Any change in interest rates will affect the market value of these notes, however cash outflows for semi-annual interest payments are fixed.

     On May 12, 1999, we also entered into a senior credit facility. The senior credit facility consists of a $250 million revolver, a $100 million term loan A, and a $100 million term loan B (which mature in 2007 and 2008, respectively), all collateralized by a pledge of all of our material assets (excluding real property) and voting common stock. The credit agreement governing the new senior credit facility requires us to maintain certain financial leverage and interest coverage ratios, which we are in compliance with as of the date of this annual report. As of December 31, 2001, we had $105.0 million of borrowing availability under our senior credit facility.

     As of December 31, 2001, the average interest rate on all outstanding borrowings was approximately 5.7%.

   FUTURE COMMITMENTS

     The following tables reflect our contractual cash obligations in the respective periods in which they are due (in thousands).

Contractual Cash        Total Amounts
  Obligations             Committed          2002         2003         2004         2005        2006         Thereafter
  -----------             ---------          ----         ----         ----         ----        ----         ----------
Long-term debt             $495,105           $8,780      $17,033      $25,935      $71,038     $85,041        $287,278
Broadcast rights             31,800            8,200        8,450        8,900        3,050       3,200              --
Operating leases             31,484            4,214        3,981        4,008        4,056       3,985          11,240
                          ---------         --------     --------     --------      -------    --------       ---------
Total                      $558,389          $21,194      $29,464      $38,843      $78,144     $92,226        $298,518
                           ========          =======      =======      =======      =======     =======        ========

     Information regarding our contractual obligations at December 31, 2001, is included in the notes to the consolidated financial statements. Future debt maturities, lease obligations and broadcast rights are included in Note 3, Note 10 and Note 12, respectively.

     We believe that funds generated from operations and the borrowing availability under our new senior credit facility will be sufficient to finance our current operations, our debt service obligations, including our obligations under the notes, cash obligations in connection with potential repurchases of our common stock and planned capital expenditures for the foreseeable future. From time to time, we evaluate potential acquisitions of radio stations, cable television systems, and Internet-related businesses. In connection with future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. We have no current commitments or agreements with respect to any material acquisitions.

   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for preacquisition Contingencies of Purchased Enterprises. SFAS 142 changes the financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. However, goodwill and intangible assets with indefinite lives will be subject to at least annual testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. The Company will adopt SFAS 142 on January 1, 2002 and is in the process of evaluating the effect that adoption may have on its consolidated results of operations and financial position. The Company expects that its Federal Communications Commission licenses, Cable franchise values and goodwill intangible assets will cease being amortized in 2002. Amortization on these assets approximated $14.1 million and $12.2 million for the years ended December 31, 2001 and 2000, respectively. Accordingly, adoption of SFAS 142 will have a material effect on the Company's future results of operations. As part of the SFAS

142 adoption process, the Company is in the process of identifying its reporting units and evaluating the statement's effects on its results of operations and financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     As of December 31, 2001, we had $344.9 million in variable rate debt. The fair value of this debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

2002            $ 8,750                  2006          $85,000
2003             17,000                  2007           89,875
2004             25,900                  2008           47,375
2005             71,000

     Our interest rate exposure is primarily impacted by changes in LIBOR rates. At December 31, 2001, the weighted average interest rate for the variable rate debt was 4.7%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt as of December 31, 2001 would increase by $3.4 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and report of independent accountants of Susquehanna Media Co. and Subsidiaries are set forth on the pages listed below:

                                                                                                       Page
                                                                                                       ----
Report of Independent Accountants                                                                      42

Financial Statements

     Consolidated Balance Sheets                                                                       43

     Consolidated Statements of Operations                                                             44

     Consolidated Statements of Cash Flows                                                             45

     Consolidated Statements of Stockholders' Equity                                                   46

     Notes to Consolidated Financial Statements                                                       47-61

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Susquehanna Media Co.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, statement of stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Susquehanna Media Co. and Subsidiaries (Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Philadelphia, PA

March 18, 2002

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                            December 31,
                                                                         2001        2000
                                                                         ----        ----
                                               ASSETS
Current Assets
  Accounts receivable, less allowance for doubtful
    Accounts of $1,970 in 2001 and $1,990 in 2000                   $   44,778  $  51,189
  Deferred income taxes (Note 4)                                         2,252          -
  Prepaid income taxes                                                     -        1,028
  Other current assets                                                   6,140      4,683
                                                                     ---------   ---------
    Total Current Assets                                                53,170     56,900
                                                                     ---------   ---------
Property, Plant and Equipment, at cost
  Land                                                                   5,625      4,480
  Buildings and improvements                                            15,713     11,695
  Equipment                                                            231,419    206,856
  Construction-in-progress                                               9,674     20,022
                                                                     ---------   ---------
                                                                       262,431    243,053
  Accumulated depreciation and amortization                            118,308    102,429
                                                                     ---------   ---------
    Property, Plant and Equipment, net                                 144,123    140,624
                                                                     ---------   ---------
Intangible Assets, net (Notes 2, 3 and 5)                              316,160    323,578
                                                                     ---------   ---------
Note Receivable from Parent (Note 9)                                   118,232    108,050
                                                                     ---------   ---------
Investments and Other Assets (Notes 2, 3, 6 and 9)                      37,397     30,305
                                                                     ---------   ---------
                                                                    $  669,082  $ 659,457
                                                                     =========   =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Cash overdrafts                                                   $    2,687  $     598
  Current portion of long-term debt (Note 3)                             8,780         62
  Accounts payable                                                       8,386     12,859
  Accrued interest                                                       5,291      3,573
  Accrued income taxes                                                   3,155          -
  Deferred income taxes (Note 4)                                            -         494
  Accrued salaries and benefits                                          5,020      4,940
  Accrued franchise and licensing fees                                   2,647      2,897
  Deferred income                                                        1,256      3,044
  Other accrued expenses                                                 6,711      7,462
                                                                     ---------   ---------
    Total Current Liabilities                                           43,933     35,929
                                                                     ---------   ---------
Long-term Debt (Note 3)                                                486,325    500,600
                                                                     ---------   ---------
Other Liabilities (Note 7)                                              10,994      5,605
                                                                     ---------   ---------
Deferred Income Taxes (Note 4)                                          45,108     38,988
                                                                     ---------   ---------
Minority Interests (Note 7)                                             67,229     45,105
                                                                     ---------   ---------
Stockholders' Equity (Notes 3 and 7)
  Preferred stock - Voting, 7% cumulative with par value of $100,
    110,000 shares authorized                                            7,050      7,050
  Common stock - Voting, $1 par value, 1,100,000 shares authorized       1,100      1,100
  Retained earnings                                                      7,343     25,080
                                                                     ---------   ---------
    Total Stockholders' Equity                                          15,493     33,230
                                                                     ---------   ---------
                                                                    $  669,082  $ 659,457
                                                                     =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                     For the Years Ended December 31,
                                                   2001          2000          1999
                                                   ----          ----          ----
Revenues
  Radio                                          $  198,039    $  220,886    $  185,193
  Cable                                             104,758        93,113        82,720
  Data and other                                     10,632         6,590         3,353
                                                  ---------     ---------     ---------
    Total revenues                                  313,429       320,589       271,266
                                                  ---------     ---------     ---------
Operating Expenses
  Operating and programming                         123,336       113,633        95,145
  Selling                                            36,727        36,710        32,286
  General and administrative                         65,015        56,528        48,215
  Depreciation and amortization                      39,412        33,133        27,572
                                                  ---------     ---------     ---------
    Total operating expenses                        264,490       240,004       203,218
                                                  ---------     ---------     ---------
Operating Income                                     48,939        80,585        68,048
Other Income (Expense)
  Interest expense                                  (37,887)      (37,523)      (28,573)
  Interest income from loan to parent (Note 9)        6,895         6,696         4,476
  Gain (loss) on sale of assets (Note 2)             (4,185)       (3,891)       (1,499)
  Pension curtailment gain                                -             -         2,299
  Other                                                (256)       (1,474)          379
                                                  ---------     ---------     ---------
Income Before Income Taxes,
  Extraordinary Loss and
  Minority Interests                                 13,506        44,393        45,130
Provision for Income Taxes (Note 4)                  (6,538)      (16,661)      (18,044)
                                                  ---------     ---------     ----------
Income Before Extraordinary Loss and Minority
  Interests                                           6,968        27,732        27,086
Extraordinary Loss Related to Early
  Retirement of Debt, net of $2,165 tax benefit
  (Note 3)                                                -             -        (3,316)
                                                  ---------     ---------     ----------
Income Before Minority Interests                      6,968        27,732        23,770
  Minority Interests                                 (2,261)       (5,185)       (4,140)
                                                  ---------     ---------     ----------
Net Income and Comprehensive Income                   4,707        22,547        19,630
Preferred Dividends Declared                           (493)         (493)         (493)
                                                  ---------     ---------     ----------
Net Income Available for Common Shares           $    4,214    $   22,054    $   19,137
                                                  =========     =========     ==========

Basic Net Income Per Common Share (Note 8)
  Income before extraordinary loss               $     3.83    $    20.05    $    20.41
  Extraordinary loss                                      -             -         (3.01)
                                                  ---------     ---------     ----------
                                                 $     3.83    $    20.05    $    17.40
                                                  =========     =========     ==========
Diluted Net Income Per Common Share (Note 8)
  Income before extraordinary loss               $     3.83    $    20.05    $    20.13
  Extraordinary loss                                      -             -         (2.96)
                                                  ---------     ---------     ----------
                                                 $     3.83    $    20.05    $    17.17
                                                  =========     =========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                   2001         2000          1999
                                                                   ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                     $   4,707    $  22,547    $   19,630
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                   39,412       33,133        27,572
    Minority interests                                               2,261        5,185         4,140
    Loss on sale of assets                                           4,185        3,891         1,499
    Deferred income taxes                                            3,374        1,502         4,124
    Deferred financing amortization                                  1,317        1,183           885
    Investment write-downs                                           1,500        1,100             -
    Equity in (income) losses of investees                           1,135         (342)         (652)
    Extraordinary loss                                                   -            -         3,316
    Pension curtailment gain                                             -            -        (2,299)
    Imputed deferred compensation                                        -            -            80

  Changes in assets and liabilities:
    Decrease (increase) in accounts receivable, net                  6,411       (8,171)      (10,694)
    Increase in other current assets                                (3,456)        (302)         (484)
    Increase (decrease) in accounts payable                         (4,472)      (2,491)        5,236
    Increase in accrued interest                                     1,718          465         1,417
    Change in prepaid/accrued income taxes                           4,183       (1,254)        1,501
    Increase (decrease) in accrued ESOP benefit cost                  (130)      (1,240)        1,370
    Increase (decrease) in other accrued expenses                     (580)       6,294         3,570
    Increase in other liabilities                                    5,389        5,605             -
                                                                  ---------    ---------    ---------
      Net cash provided by operating activities                     66,954       67,105        60,211
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Parent's repayment of note                                         4,439        3,297         5,521
  Purchase of property, plant and equipment, net                   (31,739)     (36,913)      (33,066)
  Acquisitions, net                                                (21,300)    (125,160)      (33,571)
  Decrease (increase) in investments, other assets and intangible
  assets                                                             2,462       (4,702)       (4,978)
  Loan to parent                                                   (14,622)           -      (116,850)
                                                                  ---------    ---------    ---------
    Net cash used by investing activities                          (60,760)    (163,478)     (182,944)
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in revolving credit borrowings                (5,700)      95,100        55,500
  Increase in cash overdrafts                                        2,089          598             -
  Non-voting subsidiary common stock transactions                   (2,090)         529             9
  Payments of preferred dividends                                     (493)        (493)         (493)
  Proceeds from long-term debt                                           -            -       350,000
  Repayment of prior debt                                                -            -      (272,600)
  Payment of deferred financing costs                                    -            -        (8,061)
  Debt prepayment penalties                                              -            -        (2,925)
                                                                  ---------    ---------    ---------
    Net cash provided (used) by financing activities                (6,194)      95,734       121,430
                                                                  ---------    ---------    ---------
NET DECREASE IN CASH                                                     -         (639)       (1,303)
CASH AND CASH EQUIVALENTS, January 1,                                    -          639         1,942
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, December 31,                          $       -    $       -    $      639
                                                                  =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                     Preferred Stock            Common Stock                                     Stockholders'
                                   Shares      Amounts      Shares       Amounts     Retained Earnings              Equity
                                   ------      -------      ------       -------    ---------------------       ----------------
Balance, January 1, 1999             70         $7,050       1,100      $1,100         $   1,051                 $   9,201

   Net income                                                                             19,630                    19,630
   Preferred dividends declared                                                             (493)                     (493)
   Merger of cable subsidiaries                                                            2,195                     2,195
   Adjustment of minority
     interest value                                                                          748                       748
                                 ---------    --------     --------    ---------       ---------                 ---------
Balance, January 1, 2000             70          7,050       1,100       1,100            23,131                    31,281

   Net income                                                                             22,547                    22,547
   Preferred dividends declared                                                             (493)                     (493)
   Minority interest                                                                     (18,904)                  (18,904)
      revaluation (Note 7)
   Adjustment of minority
      interest value                                                                      (1,201)                   (1,201)
                                 ---------    --------     --------    ---------       ---------                  --------

Balance, January 1, 2001             70          7,050       1,100       1,100            25,080                    33,230

   Net income                                                                              4,707                     4,707
   Preferred dividends declared                                                             (493)                     (493)
   Minority interest
      revaluation (Note 7)                                                               (22,286)                  (22,286)
   Adjustment of minority
      interest value                                                                         335                       335
                                 ---------    --------     --------    ---------       ---------                 ---------

Balance, December 31, 2001           70         $7,050       1,100      $1,100         $   7,343                 $  15,493
                                     ==         ======       =====      ======         =========                 =========


The accompanying notes are an integral part of the consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations - Susquehanna Media Co. (Media) and its subsidiaries, Susquehanna Radio Corp. (Radio), Susquehanna Cable Co. (Cable), Susquehanna Data Services, Inc. (Data), Susquehanna Fiber Systems, Inc., Susquehanna ET Investment Inc., and Media PCS Ventures, Inc. (collectively, the Company), are primarily in the businesses of radio broadcasting, cable television services, Internet services and other communications-related services. Susquehanna Fiber Systems, Inc. is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider.

     Through its subsidiaries, the Company operates radio stations in major U.S. markets and cable television systems in Pennsylvania, Maine, Mississippi, Illinois, and Indiana. Internet services are provided in Pennsylvania, Maine and Mississippi. Radio advertising, cable television subscriptions, and Internet services account for approximately 63%, 33%, and 4% of 2001 consolidated revenues, respectively. Radio, cable and Internet services revenues were 69%, 29%, and 2% of 2000 consolidated revenues, respectively. Radio, cable and Internet services revenues were 68%, 31%, and 1% of 1999 consolidated revenues, respectively.

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

          Depreciation expense was approximately $24.7 million, $20.2 million, and $16.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

          Asset additions and major renovations are capitalized and depreciated over their estimated useful lives. Costs of maintenance, repairs and minor renovations are charged against income. Gains or losses on dispositions are credited to or charged against income, and the related costs and accumulated depreciation are removed from the balance sheet.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Impairment of Long-Lived Assets - When events or changes in circumstances indicate that the carrying value of an asset or group of assets may be impaired, the estimated future undiscounted pretax cash flows from the affected asset(s) are compared with carrying value to determine if an impairment loss must be recognized. No impairment losses were recognized in 2001, 2000 or 1999.

          Derivative Financial Instruments - Derivative financial instruments are used solely to limit interest rate exposure on variable rate debt. Contracts may either be treated as hedges or marked to market as elected on a contract-by-contract basis.

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

          Net Income Per Share - Basic net income per share excludes dilution and is computed by dividing consolidated net income available for common shareholders by the weighted-average number of common shares outstanding for the period (1.1 million shares for the years ended December 31, 2001, 2000, and 1999). Diluted net income per share in 1999 reflects the potential dilution that could occur if SRC common stock options were exercised; resulting in the issuance of additional common stock that would then share in SRC's earnings.

          Revenues - Revenues are recognized in the periods that services are provided. Radio revenues are reported when advertising is aired and when events are held, net of agency commissions. Agency commissions for the years ended December 31, 2001, 2000, and 1999 were $27.7 million, $30.8 million, and $25.3 million, respectively. Cable subscriber revenues are recognized when services are provided. Data and other revenues are recognized when services are provided or performed. Media's revenues were concentrated in the following media markets:

                                   2001              2000             1999
                                   ----              ----             ----
San Francisco                       18%               25%              25%
York, PA                            21%               18%              19%
Dallas - Fort Worth                 15%               14%              13%

          Interest - Interest paid was $33.9 million, $36.8 million, and $27.3 million for the years ended December 31, 2001, 2000, and 1999, respectively. Interest relating to construction of buildings and equipment is capitalized as part of the related asset's cost. Approximately $0.5 million, $0.9 million, and $1.0 million of interest were capitalized during the years ended December 31, 2001, 2000 and 1999, respectively.

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

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          New Accounting Pronouncement - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS
     142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 142 changes the financial accounting and reporting requirements for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. However, goodwill and intangible assets with indefinite lives will be subject to at least annual testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. The Company will adopt SFAS 142 on January 1, 2002 and is in the process of evaluating the effect that adoption may have on its consolidated results of operations and financial position. The Company expects that its Federal Communications Commission licenses, Cable franchise values and goodwill intangible assets will cease being amortized in 2002. Amortization on these assets approximated $14.1 million and $12.2 million for the years ended December 31, 2001 and 2000, respectively. Accordingly, adoption of SFAS 142 will have a material effect on the Company's future results of operations. As part of the SFAS 142 adoption process, the Company is in the process of identifying its reporting units and evaluating the statement's effects on its results of operations and financial position.

     2.   ACQUISITIONS AND DISPOSITIONS

          All acquisitions during the years ended December 31, 2001, 2000 and 1999 have been accounted for as purchases. The results of acquired operations were included in the Consolidated Statements of Income since acquisition.

          On August 31, 2001, Cable acquired the assets of River Valley Cable for $8.0 million cash. Existing credit facilities were used to finance the acquisition. The River Valley cable system serves 3,800 customers and is contiguous to the Williamsport, PA cable system. The Company plans to eliminate the headend and upgrade the cable plant in 2002.

          On May 25, 2001, Radio purchased the stock of Sunnyside Communications, Inc. for $3.3 million. Sunnyside Communications, Inc. owns and operates WQKC-FM and WZZB-AM serving Seymour, Indiana and WAVG-AM serving Jeffersonville, Indiana and Louisville, Kentucky. Existing credit facilities were used to finance the acquisition. The purchase price has been included in Investments and Other Assets. These stations are being operated by an unrelated party under a local marketing agreement.

          On February 15, 2001, Radio purchased a forty-percent interest in 1051FM, LLC from Jesscom, Inc. for $10 million cash. Existing credit facilities were used to finance the acquisition. The purchase cost was included in Investments and Other Assets. 1051FM, LLC owned a construction permit to build a Class C-1 radio station with the call letters KFME-FM licensed to Garden City, Missouri, which serves the Kansas City market. Under the terms of a joint sales agreement, Radio sells commercial airtime on the station and Jesscom programs and operates the station. Radio is required to pay 1051FM, LLC's monthly operating expenses and additional fees. Radio may purchase the remaining sixty-percent interest in 1051FM, LLC during a one-year period beginning February 14, 2004, at a fair market value determined by an independent appraiser (for not less than $15 million and not more than $27 million). Operations commenced June 18, 2001.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On July 20, 2000, Radio purchased the assets of Kansas City, Missouri radio stations KCMO-AM, KCMO-FM and KCFX-FM for $113.2 million. Radio broadcast rights for the Kansas City Chiefs NFL franchise through the 2002 football season were included in the purchase. The Company's existing credit facilities were used to finance the acquisition. In Media's opinion, it was impracticable to obtain full financial statements for the stations acquired because they were not separate business units, certain expenses were not historically allocated and separate balance sheets were not prepared for the acquired stations. Accordingly, no proforma disclosures are included.

          On October 19, 2000, Data purchased the assets of Judd's Online, Inc., a web development company based in Winchester, Virginia for $8.5 million cash, including approximately $1.6 million in working capital. The Company is integrating its existing web development operations into Judd's and marketing the services through an existing subsidiary.

          On September 1, 2000, a Cable subsidiary purchased the assets serving approximately 2,200 cable subscribers in the Montgomery/Collomsville, Pennsylvania area for $3.8 million cash.

          On May 22, 2000, Data purchased the assets of Krone Group Inc., a full service marketing communications firm located in Harrisburg, Pennsylvania, for $1.3 million cash.

          On October 22, 1999, Radio purchased the assets of KIKT-FM and KGVL-AM in Greenville, Texas for $1.2 million. The Company simultaneously entered into a time brokerage agreement with a third party permitting them to operate the stations while FCC approval is pending on facility adjustments that will enhance signal coverage of another company-owned station, KKMR-FM, Dallas/Fort Worth, Texas. The purchase price has been included in Investments and Other Assets, since the station may be ultimately sold or swapped to facilitate a separate strategic acquisition.

          On January 29,1999, a Cable subsidiary purchased assets serving approximately 17,000 cable subscribers in the Hanover, Pennsylvania area for $33.4 million cash.

          The Company has allocated the costs of purchased assets, at their fair market values, excluding working capital, as follows (in thousands):


                                                                   2001               2000               1999
                                                                   ----               ----               ----
Radio
   Property, plant and equipment                                 $        -         $    3,581          $        -
   Investments and other assets                                      13,300                  -               1,171
   Intangible assets                                                      -            109,597                   -
                                                                 ----------         ----------          ----------
      Total                                                      $   13,300         $  113,178          $    1,171
                                                                 ===========        ===========         ==========

Cable
   Property, plant and equipment                                 $      696         $      819          $    9,566
   Intangible assets                                                  7,304              2,964              23,834
                                                                 ----------         ----------          ----------
     Total                                                       $    8,000         $    3,783          $   33,400
                                                                 ==========         ==========          ==========

Data
   Property, plant and equipment                                 $        -         $      566          $        -
   Intangible assets                                                      -              7,633                   -
                                                                 ----------         ----------          ----------
     Total                                                       $        -         $    8,199          $        -
                                                                 ==========         ==========          ==========

                 SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Cable is involved in an extensive, phased rebuilding of its distribution systems. Assets replaced in the rebuilt phases were retired and related losses of $4.2 million in 2001, $3.9 million in 2000, and $1.5 million in 1999 were recognized.

3.   LONG-TERM DEBT

                                                                     2001                       2000
                                                                     ----                       ----

Long-term debt includes (in thousands):
         8.5% Senior Subordinated Notes                  $        150,000           $        150,000
         Term Loan "A"                                            100,000                    100,000
         Term Loan "B"                                            100,000                    100,000
         Revolving Credit Commitment                              144,900                    150,600
         Other                                                        205                         62
                                                              -----------                -----------
                                                                  495,105                    500,662

         Less amounts payable within one year                       8,780                         62
                                                              -----------                -----------

                                                            $     486,325              $     500,600
                                                              ===========                ===========

          At December 31, 2001, approximately $105.0 million was available for borrowing under the revolving credit commitment.

          On May 12, 1999, the Company sold $150.0 million of 8.5% Senior Subordinated Notes due in 2009. Proceeds to the Company totaled $145.5 million. Interest is payable semi-annually. The fair value of the Notes at December 31, 2001 was $153.8 million.

          On May 12, 1999, the prior Term Loan and Reducing Revolver Commitment were replaced by a new $450.0 million Senior Secured Credit Facility with a group of banks. The new facility's Revolving Credit Commitment allows the Company to borrow up to $250.0 million. The revolving loans begin reducing in 2002 and mature in 2007. The Company's two $100.0 million Term Loan commitments begin amortizing in 2002 and mature in 2007 and 2008. Both the Revolving Credit Commitment and Term Loans bear interest priced at the LIBOR rate plus an applicable margin based on certain ratios. The interest rate on the Revolving Credit Commitment was 3.37% and 7.86% at December 31, 2001 and 2000, respectively. The interest rate on Term Loan "A" was 6.31% and 7.97% and the interest rate on Term Loan "B" was 5.13 % and 9.19% at December 31, 2001 and 2000, respectively. Interest is payable quarterly or on maturity of a LIBOR-based tranche.

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

     Derivative financial instruments are used solely to limit interest rate exposure on its Revolving Credit Commitment and are not used for trading purposes. The Company has entered into a $50.0 million notional value interest rate swap, which expires in 2003. The effect of this agreement converts the interest rate on $50.0 million of variable rate debt to an effective interest rate of 6.5% as of December 31, 2001. The Company has not elected hedge accounting for this contract. The interest rate swap was recognized at its fair value at December 31, 2001. Approximately $1.5 million additional interest

                 SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     expense related to the swap was recognized for the year ended December 31, 2001. Hedge accounting may be elected for future contracts.

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

     The non-current portion of long-term debt matures in the following years (in thousands):

2003                $17,033                 2007              $89,903
2004                 25,935                 2008               47,375
2005                 71,038                 2009              150,000
2006                 85,041

4.   INCOME TAXES

               The provision for income taxes is summarized as follows for the years ended December 31, (in thousands):

                                            2001              2000              1999
                                            ----              ----              ----
Current
     Federal                           $      (2,212)      $    (14,337)    $     (11,195)
     State                                      (952)              (822)           (2,726)
                                       -------------       ------------     -------------
        Total current                         (3,164)           (15,159)          (13,921)
                                       -------------       ------------     -------------
Deferred
     Federal                                  (2,710)            (1,503)           (4,393)
     State                                      (664)                 1               270
                                       -------------       ------------     -------------
        Total deferred                        (3,374)            (1,502)           (4,123)
                                       -------------       ------------     -------------

Provision for Income Taxes             $      (6,538)      $    (16,661)    $     (18,044)
                                       =============       ============     =============

          Income tax payments for the years ended December 31, 2001, 2000, and 1999 were approximately $1.2 million, $18.4 million, and $14.1 million, respectively.

          The Company is included in the consolidated federal income tax return of its Parent. The Company's tax provision is computed on a separate return basis. Losses utilized, from other companies, in the consolidated return may reduce the Company's tax payments.

          Reconciliations of the difference between the U.S. statutory income tax rate and the Company's effective book income tax rate follow:

                 SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         2001                2000                1999
                                                         ----                ----                ----

U.S. statutory rate                                     35.0%                35.0%                35.0%
State income taxes, net of
         Federal income tax benefit                      7.8                 1.2                   3.5
Non-deductible amortization and expenses                 4.5                 1.2                   1.2
Other                                                    1.1                 0.1                   0.3
                                                        ----                ----                  ----
Effective book income tax rate                          48.4%               37.5 %                40.0%
                                                        ====                ====                  ====

          At December 31, 2001 and 2000, deferred tax assets and liabilities resulted from the following temporary differences (in thousands):

                                                                      2001                    2000
                                                                      ----                    ----
Deferred tax assets:
     Allowance for doubtful accounts                            $       649              $      494
     Investments                                                        179                     685
     Self insured risks                                                 177                     119
     Liabilities not recognized for tax purposes                        293                     163
     Stock option benefits/deferred compensation                      2,911                   1,229
                                                                -----------              ----------

Total deferred tax assets                                             4,209                   2,690
                                                                -----------              ----------

Deferred tax liabilities:
     Pension benefits                                                 1,847                   1,608
     Book/Tax basis differences -tangible assets                     21,283                  20,277
     Book/Tax basis differences -intangible assets                   21,837                  18,467
     Investments in partnerships                                      1,844                   1,516
     Other liabilities                                                  254                     304
                                                                -----------              ----------

Total deferred tax liabilities                                       47,065                  42,172
                                                                -----------              ----------

Net deferred tax liabilities                                    $    42,856              $   39,482
                                                                ===========              ==========

5.   INTANGIBLE ASSETS

     Intangible assets, at cost, are comprised of the following (in thousands):

                                                                   2001                    2000
                                                                   ----                    ----
Federal Communications Commission license                     $   266,775            $   266,775
Cable franchise values                                            103,730                 96,326
Goodwill                                                           18,928                 19,011
Cable subscriber lists                                              5,154                  5,154
Favorable leases                                                    3,348                  3,629
Going concern and other values                                     12,048                 11,673
                                                                 --------               --------
                                                                  409,983                402,568
Accumulated Amortization                                           93,823                 78,990
                                                                 --------               --------

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               $  316,160             $  323,578
                                                               ==========             ==========

          Cable franchise values and cable subscriber lists are being amortized through 2014 and 2003, respectively. Favorable leases and covenants not-to-compete are amortized according to the life of the agreements. Federal Communications Commission (FCC) licenses, going concern values and goodwill are amortized over periods of up to 40 years for 2001, 2000 and 1999. Most intangible assets are being amortized using the straight-line method. Amortization for the years ended December 31, 2001, 2000, and 1999 was approximately $14.7 million, $13.0 million and $11.0 million, respectively.

6.   INVESTMENTS AND OTHER ASSETS

          A subsidiary of the Company is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider. A capital contribution of $1.3 million was made during the year ended December 31, 1999. For the years ended December 31, 2001, 2000, and 1999, $1.4 million, $1.3 million and $651 thousand of income was recognized from this investment, respectively.

          Unamortized deferred financing costs were $5.5 million at December 31, 2001 and $6.5 million at December 31, 2000.

          Investment losses totaling $1.5 million were recognized during the Year ended December 31, 2001 due to management's judgment that Media's investments in Radiowave and Etour were not realizable. Investment losses of $1.1 million were recognized during the year ended December 31, 2000. The losses were included in Other Expense.

7.   STOCKHOLDERS' EQUITY

          Radio maintains an Employee Stock Plan to compensate certain key employees who may purchase Susquehanna Radio Corp. Class "B" non-voting common stock at the then current value. With each share purchased, participants receive options to purchase two additional shares at the same value. Options expire ten years and one month after the grant date. Total shares and options offered may not exceed 400,000 shares. Options awarded are subject to settlement in cash. Shares are subject to repurchase by Radio, generally at values determined annually in accordance with the Plan Agreement. The Plan's transaction year is April 1 through March 31. Although Radio may modify, suspend, or terminate the Plan at any time, previously offered purchase rights or options are not subject to change.

          Option activity in the Radio Employee Stock Plan was as follows:

                                                    Shares      Option Price
                                                    ------      ------------
Balance as January 1, 1999                          72,360     $ 1.26 - $ 18.82
   Exercised                                        (2,328)    $ 1.26 - $ 18.82
                                                     -----
Balance at December 31, 1999                        70,032     $ 1.26 - $ 18.82
                                                    ======

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance  as January 1, 2000                         70,032     $ 1.26 - $ 18.82
   Exercised                                       (70,032)    $ 1.26 - $ 18.82
                                                    ------
Balance at December 31, 2000                             -
                                                    ======

                                                   2001       2000        1999
                                                   ----       ----        ----
Total compensation
expense (in thousands)                             $ -        $ -         $ 80
Risk free rate                                     N/A        N/A          N/A

     No options were granted in the years ended December 31, 2001 or 2000.

          The Susquehanna Cable Co. Performance Share Plan is a non-qualified deferred compensation plan designed to compensate certain key employees. Participants are granted performance share rights, which may be purchased by deferring compensation. Performance shares are valued using a formula based on stockholders' equity, earnings and Cable's appraised value as determined by Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation. There were no performance share rights granted in 2000 or 2001.

          On April 10, 2000, the Susquehanna Pfaltzgraff Co. Board of Directors changed the method of determining the repurchase value for Susquehanna Radio Corp.'s Employee Stock Plan and Susquehanna Cable Co.'s Performance Share Plan.

          Over a period ending April 1, 2002, repurchase values for both plans will transition to values based upon Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation. On July 1, 2000, repurchase values were based one-third on appraised value and two-thirds on the previous formula value. The revaluation of Radio's non-voting common shares increased minority interests by $18.9 million on July 1, 2000. The revaluation of Cable's performance shares resulted in recognition of a $3.0 million compensation expense on July 1, 2000.

          On April 1, 2001, repurchase values became based two-thirds on appraised value and one-third on the previous formula value. Radio minority interest values increased $22.3 million and Cable performance shares increased in value by $4.2 million on April 1, 2001. Other Liabilities include $7.2 million and $5.0 million related to Cable's performance shares at December 31, 2001 and 2000, respectively. On April 1, 2002 and thereafter, repurchase values will be based on appraised values for Radio and Cable as determined by Susquehanna Pfaltzgraff Co.'s annual independent ESOP valuation. Based on the ESOP valuation performed as of December 31, 2001, Radio minority interests is expected to increase $16.8 million as of April 1, 2002. A $3.9 million compensation charge against operating income is expected to be recognized as of April 1, 2002 for the final step in the revaluation of Cable performance shares.

          The increase in minority interests due to revaluation of Radio's non-voting common shares is a non-cash item for purposes of the Statements of Cash Flows.

          On April 25, 2001, Radio repurchased and retired 18,884 shares of SRC non-voting common stock from a former radio station manager for $1.8 million. The transaction was accounted for using the treasury stock method. As of December 31, 2001, former employees held 68,540 shares of Radio non-voting common stock with an approximate value of $11.7 million. The stock is subject to required repurchase by the Company.

         Certain minority interests are valued using a contractual formula, which differs from a pro rata valuation. Accordingly, the contractual value is used to determine the liability. Any adjustment to the pro rata amount is charged or credited to stockholders' equity. Other minority interest expense recognized in the income statement is adjusted for subsidiaries with a stockholders' deficit.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On August 1, 1999, two Cable subsidiaries merged with two other
     Cable subsidiaries. These mergers had no impact on the Company's results of operations. The mergers of a subsidiary with stockholders' deficit into a subsidiary with stockholders' equity resulted in a $2.2 million decrease in minority interests and a corresponding increase in consolidated stockholders' equity.

8.   BASIC AND DILUTED NET INCOME PER COMMON SHARE

          The following table provides a reconciliation of the computation from basic to diluted net income per share (in thousands, except for per share data):

                                             2001         2000           1999
                                             ----         ----           ----
Net income before extraordinary loss      $  4,707     $  22,547     $  22,946
Extraordinary loss                               -             -        (3,316)
                                          --------     ---------     ---------
Net income                                   4,707        22,547        19,630
Preferred dividends declared                  (493)         (493)         (493)
                                          --------     ---------     ---------

Basic net income available for
  common shares                              4,214        22,054        19,137
Dilutive effect of potential
  issuance of SRC common stock                   -             -          (248)
                                          --------     ---------     ---------
Dilutive net income available for
  common shares                           $  4,214     $  22,054     $  18,889
                                          ========     =========     =========

Basic and diluted weighted-average
  shares                                     1,100         1,100         1,100
                                          ========     =========     =========

Basic net income per common share
  Income before extraordinary loss        $   3.83     $   20.05     $   20.41
  Extraordinary loss                             -             -         (3.01)
                                          --------     ---------     ---------
                                          $   3.83     $   20.05     $   17.40
                                          ========     =========     =========

Diluted net income per common share
  Income before extraordinary loss        $   3.83     $   20.05     $   20.13
  Extraordinary loss                             -             -         (2.96)
                                          --------     ---------     ---------
                                          $   3.83     $   20.05     $   17.17
                                          ========     =========     =========

9.   EMPLOYEE BENEFITS

          On March 19, 1999, the Parent's Board of Directors approved creation of an Employee Stock Ownership Plan (ESOP) for Susquehanna Pfaltzgraff Co. Full-time employees participate in the ESOP. ESOP expense of $9.1 million, $8.3 million and $6.4 million was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

          On May 12, 1999, the Company made a $116.9 million twenty-year loan to its Parent at a 6% interest rate. Loan proceeds were used to fund the Parent's ESOP. Principal and interest payments totaling $10.0 million are receivable annually in December. On July 18, 2001, the Company loaned its Parent an additional $14.6 million at a 6.5% interest rate, repayable in 18 annual installments of $1.4 million commencing December 30, 2001. The loan proceeds were ultimately used for the Susquehanna Pfaltzgraff Co. ESOP Trust's purchase of additional shares from Susquehanna Pfaltzgraff Co. shareholders. On December 30, 2001, 2000 and 1999, the Parent made principal payments of $4.4 million, $3.3 million and $5.5 million, respectively. Due to the Parent subsidiary relationship, it is impracticable to determine the note's fair values.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Certain full-time employees of the Company and its subsidiaries are covered by the Susquehanna Pfaltzgraff Co. Pension Plan (the Plan), a noncontributory qualified defined benefit pension plan. Benefits under the Plan are based on employees' years of service and earnings over part or all of their careers through April 1999, when benefit accruals ceased. On March 19, 1999, the Parent's Board of Directors approved a cessation of benefit accruals under the Plan effective April 30, 1999. Based on an independent actuary's calculations, the Company was allocated a $2.3 million curtailment gain related to the Plan.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The funded status of the Plan at December 31, was as follows (in thousands):

                                                          2001          2000
                                                          ----          ----

Benefit obligation, beginning of year                  $  25,480     $  24,352
   Interest cost                                           1,787         1,770
   Actuarial losses                                          726           559
   Benefits paid                                          (1,214)       (1,201)
                                                       ----------    ----------

Benefit obligation, end of year                           26,779        25,480
                                                       ---------     ---------

Fair value of plan assets, beginning of year              38,054        40,033
   Actual return on plan assets                           (1,403)         (778)
   Benefits paid                                          (1,214)       (1,201)
                                                       ----------    ----------

Fair value of plan assets, end of year                    35,437        38,054
                                                       ---------     ---------

Excess of fair value of plan assets over
   benefit obligation at end of year                       8,658        12,574
   Unrecognized net actuarial gain                            73        (5,195)
   Unrecognized prior service costs                          665           709
                                                       ---------     ---------

Prepaid pension cost at December 31,                   $   9,396     $   8,088
                                                       =========     =========

      The Plan's net pension costs for the years ended December 31, included the following components (in thousands):

                                             2001          2000           1999
                                             ----          ----           ----

Service cost                               $    210     $    230      $    230
Interest cost                                 1,787        1,770         1,744
Expected return on plan assets               (3,297)      (3,074)       (2,719)
Amortization of net asset                       (53)           -             4
Amortization of prior service cost               44           44           (41)
                                           --------     ---------     ---------

Net periodic pension cost                  $ (1,309)    $ (1,030)     $   (782)
                                           =========    ==========    =========

          Negative pension cost recognized for the years ended December 31, 2001, 2000 and 1999 was $530 thousand, $376 thousand and $219 thousand, respectively. Included in the Company's other assets are prepaid pension costs of $4.4 million and $3.9 million at December 31, 2001 and 2000.

          The Plan's funding policy is to make contributions, as required by various regulations, not to exceed the maximum amounts deductible for federal income tax purposes (none in 2001, 2000 or 1999). Plan assets, primarily listed bonds and stocks, are held by independent trustees. The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 7.0% and 7.25%, respectively, for 2001 and 2000. The expected long-term rate of return on Plan assets was 9% for both 2001 and 2000.

          The Parent also sponsors a defined contribution (401k) plan, which covers all full-time employees. Effective September 7, 2001, the match was suspended as a cost-savings measure. The plan formerly matched 75% of the first 2% of salary contributed by a participant. The Company contributed

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     approximately $584 thousand, $714 thousand, and $590 thousand to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

10.   LEASE COMMITMENTS

          Rental expense for operating leases was $6.1 million, $5.2 million, and $4.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

          Annual aggregate minimum rental commitments under non-cancelable operating leases are as follows (in thousands of dollars):

2002            $4,214   2005              $4,056
2003             3,981   2006               3,985
2004             4,008   2007 and beyond   11,240

11.   RELATED PARTIES

          The Company purchases management services, office space and administrative services from related parties, primarily its Parent. Included in general and administrative expenses for the years ended December 31, are charges for (in thousands):


                                                             2001          2000          1999
                                                             ----          ----          ----
Management fees                                          $     5,743   $     4,103   $     2,846
Accounting, internal audit and tax services                      855           732           630
Human resources                                                  957           988         1,119
Treasury                                                         317           314           354
Occupancy, vehicle rentals and administrative services           870           897           857
                                                         -----------   -----------   -----------
                                                         $     8,742   $     7,034   $     5,806
                                                         ===========   ===========   ===========

          Expenses are allocated based on the Parent's best estimates of proportional or incremental costs, whichever is more representative of costs on a stand-alone basis. In management's opinion, expenses shown in the financial statements approximate expenses on a stand-alone basis.

          Media's preferred stock is owned by related parties.

12.   CONTINGENCIES AND COMMITMENTS

          A Federal Communications Commission (FCC) Report and Order approved the move of Radio Station WHMA-FM to serve the Atlanta, Georgia Metro area. A mutually exclusive applicant filed a Petition for Reconsideration that was subsequently denied. Unless a further appeal is made, the FCC's Report and Order will become final. Once the Order becomes final, the Company must pay WHMA-FM's former owners $10.0 million in accordance with the original purchase agreement. The $10.0 million payment will be recognized as additional FCC License cost. The Company commenced operations in College Park, Georgia as WWWQ-FM in January 2001.

          KNBR, Inc., a subsidiary of the Company, is a limited partner in San Francisco Baseball

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Associates L.P. KNBR, Inc. has entered into a rights agreement that allows radio station KNBR-AM to broadcast Giants' baseball games through the 2004 baseball season. The agreement requires annual rights payments ranging to $6 million in 2004. KNBR, Inc. expensed rights payment of $5.4 million, $5.3 million, and $4.8 million during the 2001, 2000, and 1999 baseball seasons, respectively.

          On October 26, 2001, the National Football League (NFL) approved a contract extending KCFX-FM's broadcast rights for the Kansas City Chiefs NFL franchise through the 2006 football season. The contract, which was effective as of August 1, 2001, requires rights payments ranging from $2.0 million for the 2001 football season to $2.4 million for the 2006 football season. Rights payments totaling $2.2 million were paid and charged against income during the fourth quarter of 2000.

          An unrelated cable television Multiple System Operator (MSO) owns a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Cable's operating subsidiaries. If the MSO offers to purchase the Company's interest in its cable television operations, the Company must either accept or reject the offer within sixty days. If the Company rejects the offer, the MSO may require the Company to repurchase the MSO's holdings at the offer price plus a fee equal to 3% of the MSO's $25.0 million investment, compounded annually from 1993.

          Through November 12, 2003, the MSO may require the Company to repurchase its ownership interest at a price to be determined by independent appraisers. The "Put Right" may not be exercised if exercise would create default under certain debt agreements. If the "Put Right" is exercised, the Company may, at its sole discretion and in lieu of acquiring the MSO's ownership interests, sell Cable and pay the MSO its pro rata share of net proceeds. In any event, the MSO must be offered a first right to purchase Cable.

          The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.

13.  SEGMENTS

          The Company's four business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments: Radio, Cable, and Data and Other. Data and Other includes Internet access, hosting, and web creation revenues.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business units.

          Segment information for the years ended December 31, 2001, 2000, and 1999 was as follows (in thousands):

                                                                                 Data
                                                                                 ----
                                                        Radio        Cable      and Other    Consolidated
                                                        -----        -----      ---------    ------------
For the Year Ended December 31, 2001
Operating income                                    $  42,359    $  11,788    $    (5,208)     $  48,939
Interest expense, net                                   9,099       11,861         16,927         37,887

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization                          11,870       26,504          1,038         39,412
Income (loss) before income taxes
   and minority interests                              32,199       (4,257)       (14,435)        13,507
Provision (benefit) for income taxes                   12,573         (832)        (5,203)         6,538
Identifiable assets                                   342,356      191,412        135,314        669,082
Capital expenditures                                    8,539       22,772            428         31,739

For the Year Ended December 31, 2000
Operating income                                    $  67,579    $  12,481    $       525      $  80,585
Interest expense, net                                   8,220       14,462         14,841         37,523
Depreciation and amortization                           9,899       22,494            740         33,133
Income (loss) before income taxes,
   and minority interests                              58,144       (5,872)        (7,879)        44,393
Provision (benefit) for income taxes                   21,092       (1,717)        (2,714)        16,661
Identifiable assets                                   339,618      187,822        132,017        659,457
Capital expenditures                                    5,574       30,359            980         36,913

For the Year Ended December 31, 1999
Operating income (loss)                             $  51,866    $  15,225    $       957      $  68,048
Interest expense, net                                   6,310       11,802         10,461         28,573
Depreciation and amortization                           7,965       19,048            559         27,572
Income (loss) before income taxes, and minority
   interests                                           47,212        2,290         (4,372)        45,130
Provision (benefit) for income taxes                   18,531        1,024         (1,511)        18,044
Identifiable assets                                   222,462      177,797        125,883        526,142
Capital expenditures                                    3,400       28,375          1,291         33,066

14.   SUBSEQUENT EVENT

          On January 15, 2002, Cable entered into an agreement to purchase certain assets of Fairbanks Communications, Inc. for $26.5 million cash. The assets comprise a single cable system that serves 11,000 customers in the Lawrenceburg, Indiana area. Existing credit facilities will be utilized to finance the acquisition. The closing is expected during the second quarter 2002.

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

          The following table sets forth certain information with respect to our directors and executive officers and other key employees:

           Name       Age                      Position(s)
           ----       ---                      -----------
Louis J. Appell, Jr.  77   Chairman of the Board of Directors
Peter P. Brubaker     55   Director, Chief Executive Officer and President
Craig W. Bremer       53   Director, Secretary and General Counsel
John L. Finlayson     60   Director and Vice President
David E. Kennedy      49   Director and Vice President
William H. Simpson    60   Director
Alan L. Brayman       50   Treasurer
James D. Munchel      47   President and Chief Operating Officer of Susquehanna
                           Cable

          Louis J. Appell, Jr. is the Chairman of the Board of Directors of Susquehanna Media, a position he has held since 1993. He is also Chairman of the Board of Susquehanna Pfaltzgraff. He has over fifty years of experience in the communications industry. Mr. Appell holds a BA degree from Harvard College.

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

          William H. Simpson is a Director of Susquehanna Media and has served as such since 1993. He has been employed by Susquehanna Pfaltzgraff or an affiliated corporation since 1971 and was promoted to his current position as President and Chief Executive Office on January 1, 2002. He was formerly President of The Pfaltzgraff Co. from 1981 to 2001 and Vice President and General Counsel of Susquehanna Pfaltzgraff from 1971 to 1981. Mr. Simpson is a graduate of the United States Air Force Academy and Harvard Law School.

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

ITEM 11.   EXECUTIVE COMPENSATION

          We do not compensate directors for services provided in that capacity.

          We have no executive employees. All of our executive officers are also executive officers of Susquehanna Pfaltzgraff, (our parent company). Susquehanna Pfaltzgraff paid all compensation of our executive officers under a management agreement between Susquehanna Pfaltzgraff and us. Under that agreement, we pay a fee to Susquehanna Pfaltzgraff for executive office space, services of the legal department and management services, including compensation for the services rendered to us by the executive officers of Susquehanna Pfaltzgraff. Under the agreement, we paid a management fee in the amount of $5.7 million in 2001. As executive officers of Susquehanna Pfaltzgraff, our executive officers will continue to render services to Susquehanna Pfaltzgraff and its other subsidiaries in addition to us.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SUSQUEHANNA MEDIA CO.

          We have the authority under our charter to issue 1,100,000 shares of common stock, par value $1.00 per share, and 110,000 shares of 7% cumulative preferred voting stock, par value $100.00 per share. As of December 31, 2001, we had outstanding 1,100,000 shares of common stock and 70,499.22 shares of preferred stock. The holders of our preferred stock are entitled to an annual cumulative preferential dividend of $7.00 per share. After payment of the preferred stock dividend, holders of our preferred stock do not participate in dividends on our common stock. In the event of a liquidation of our company, our preferred stockholders are entitled to a $100.00 liquidation preference and any accrued and unpaid preferred stock dividends. Thereafter, only common stockholders are entitled to distributions. Our preferred stock is not convertible into our common stock. The holders of our preferred stock and common stock vote together as one class on all matters voted upon by our stockholders. Both classes receive one vote per share.

          All of the outstanding common stock of Susquehanna Media is owned by our parent, Susquehanna Pfaltzgraff. All of our preferred stock is owned by related parties. The following table sets forth certain information regarding the beneficial ownership of our preferred stock as of December 31, 2001 by:

               .   each of our directors and executive officers;

               .   all of our directors and executive officers as a group; and

               . each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding preferred stock.

          Unless otherwise indicated, each person has sole voting and investment power with respect to the preferred shares shown as beneficially owned by such person.

                                                     Shares Beneficially Owned
                                                     -------------------------
           Name Of Beneficial Owner               Number                    Percent
           ------------------------               ------                    -------
Directors and Executive Officers
Louis J. Appell, Jr./(1)/                        5,095.98                    7.2%
Peter P. Brubaker                                  793.77                    1.1%
Craig W. Bremer                                        --                     --
William H. Simpson                                     --                     --
John L. Finlayson                                      --                     --
Alan L. Brayman                                        --                     --
David E. Kennedy                                       --                     --
All directors and executive officers as a
  group (7 persons)                              5,889.75                    8.3%
Other 5% Holders
Louis J. Appell, III/(2)/                        7,513.71                   10.7%
Helen F. Appell, II/(3)/                         7,513.71                   10.7%
Barbara F. Appell/(4)/                           7,513.71                   10.7%
Walter M. Norton/(5)/                           32,085.41                   45.5%


____________________
/(1)/ Shares held by Louis J. Appell, Jr. and Josephine S. Appell, as trustees of the Louis J. Appell, Jr. revocable trust. Address is 140 East Market Street, York, PA 17401.

/(2)/     Address is 1331 Via Colonna Terrace, Davis, CA 95616.

/(3)/     Address is 1700 Powder Mill Road, York, PA 17403.

/(4)/     Address is 306 West Princess Street, York, PA 17404.

/(5)/     Of these shares, (a) 8,324.26 are held jointly with Helen A. Norton;
          (b) 5,109.81 are held individually; (c) 277.48 are held by Helen A. and Walter M. Norton as trustees of the Helen A. Norton revocable trust; and (d) 18,373.86 are held in trust by Walter M. Norton. Address is 126 Skassen Lane, Harpswell, ME 04079.

     SUSQUEHANNA PFALTZGRAFF

          Susquehanna Pfaltzgraff Co. (Susquehanna Pfaltzgraff) has the authority under its charter to issue 40,000,000 shares of common stock, par value $.01 per share, 50,000,000 shares of ESOP common stock, par value $.01 per share, and 10,000,000 shares of Class A nonvoting common stock, par value $.01 per share. At December 31, 2001, we had outstanding 18,241,800 shares of common stock, 7,023,727 shares of ESOP common stock and 2,301,555 shares of Class A nonvoting common stock. The holders of the ESOP common stock are entitled to an annual cumulative preferential dividend of approximately $1.05 per share. After payment of the ESOP common stock dividend, the ESOP common stock, the common stock and the Class A nonvoting common stock share equally and ratably on a share for share basis in dividends. In the event of a liquidation of Susquehanna Pfaltzgraff, the holders of ESOP common stock are entitled to the payment of all accrued and unpaid dividends before any distributions to holders of common stock or Class A common stock. Thereafter, all three classes of stock share in distributions on a pro rata basis. Except as required by law, the holders of Class A nonvoting common stock have no voting rights. Each share of common stock and ESOP common stock is entitled to one vote on all matters submitted to a vote of stockholders.

          The following table sets forth certain information regarding the beneficial ownership of Susquehanna Pfaltzgraff's common stock, ESOP common stock and Class A nonvoting common stock as of December 31, 2001 by:

               .   each of our directors and executive officers;

               .   all of our directors and executive officers as a group; and

               . each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding common stock.

          Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

                                                Percentage    Number of    Percentage      Number of
                                  Number of        of           ESOP        of ESOP        Class A
                                   Common        Common        Common        Common        Common        Percentage
                                   Shares        Shares        Shares        Shares        Shares     of Class A Common      Total
                                Beneficially  Beneficially  Beneficially  Beneficially  Beneficially  Shares Beneficially   Voting
  Name of Beneficial Owner        Ownend         Owned         Owned         Owned         Owned           Owned          Power/(5)/
  ------------------------         -----         -----         -----         -----         -----           -----          ----------
Directors and Executive
  Officers
Louis J. Appell, Jr./(1)//(2)/       64,204       0.3%            30           --       1,252,900          54.4%             0.3%
William H. Simpson/(1)/               --          --           1,537           --         426,085          18.5%              --
Peter B. Brubaker/(1)/                --          --           1,906           --         311,085          13.5%              --
John L. Finlayson/(1)/                --          --           1,751           --         311,485          13.5%              --
Craig W. Bremer/(1)/                  --          --           1,751           --              --            --               --
Alan L. Brayman/(1)/                  --          --           1,750           --              --            --               --
David E. Kennedy/(1)/                 --          --           1,906           --              --            --               --
Officers and directors
  as a group (7 persons)              --          --             --            --       2,301,555          100%               --
Other 5% Holders
Louis J. Appell Trusts/(3)/      16,824,300     90.4%            --            --            --              --             66.4%
Susquehanna Pfaltzgraff
  ESOP/(4)/                           --          --       6,088,336          85.5%          --              --             27.8%


____________________
/(1)/     All addresses are 140 East Market Street, York, PA 17401.

/(2)/ Includes common shares held by Nathan Appell Trust for the benefit of Louis J. Appell, Jr.

/(3)/ Includes shares held as follows: (a) Louis J. Appell residuary trust for the benefit of Louis J. Appell, Jr. (5,861,800 shares); (b) Louis
          J. Appell residuary trust for the benefit of Helen A. Norton (5,968,900 shares); and (c) Louis J. Appell residuary trust for the benefit of George N. Appell and his descendants (4,993,600 shares). Addresses for each trust are 140 East Market Street, York, PA 17401.

/(4)/ Held of record by State Street Bank and Trust Co., as trustee of the Susquehanna Pfaltzgraff Co. Employee Stock Ownership Plan. Address is P.O. Box 1521, Boston, MA 02104-9818.

/(5)/ Except in limited circumstances, the ESOP trustee votes all allocated ESOP shares held in trust. Therefore, voting power reflects the voting of all allocated trust shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     RELATED PARTY TRANSACTIONS

          Susquehanna Pfaltzgraff, our parent company, provides us with management services, executive office space and services of the legal department. Under an agreement between Susquehanna Pfaltzgraff and us, we paid a management fee for such services in 2001 and 2000 in the amount of $5.7 million and $4.1 million, respectively. Susquehanna Pfaltzgraff also provides us, at cost, accounting and tax services, human resources services, treasury services and administrative services. For such services in 2001 and 2000, we paid Susquehanna Pfaltzgraff an aggregate of $2.7 million and $2.6 million, respectively. Expenses are allocated based on the parent's best estimates of proportional or incremental cost, whichever is deemed more representative of cost on a stand-alone basis.

          An indirect subsidiary of ours leases vehicles and equipment from Queen Street Leasing. Radio leases a studio property from G-III Partners. We paid Queen Street Leasing and G-III Partners approximately $95,000 and $178,000, respectively, in 2001 under such leases. Queen Street Leasing and G-III Partners are limited partnerships owned directly and indirectly by Susquehanna Pfaltzgraff Co. and certain members of the Appell families.

          We and certain of our subsidiaries have entered into a Tax Sharing Agreement with Susquehanna Pfaltzgraff, The Pfaltzgraff Co. and certain subsidiaries of The Pfaltzgraff Co. for the payment of federal income taxes on a consolidated basis. The Tax Sharing Agreement establishes a method for the computation, collection and payment of taxes by Susquehanna Pfaltzgraff and the contribution to such payment by us and The Pfaltzgraff Co.

          Upon completion of the 1999 offering of senior subordinated notes, we loaned $116.9 million to Susquehanna Pfaltzgraff, which it then loaned to its newly formed employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase approximately $116.9 million of Susquehanna Pfaltzgraff Co.'s common stock from trusts for the benefit of Mr. Appell, his siblings and certain members of their families. On July 18, 2001, we loaned $14.6 million to Susquehanna Pfaltzgraff, which it then loaned to its employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase a similar amount of Susquehanna Pfalzgraff stock from members of the Appell families. Our employees participate in the employee stock ownership plan. The loans to Susquehanna Pfaltzgraff Co. matures on December 30, 2018 and bears interest at a per annum rate of 6.0% on the original loan and 6.5% on the 2001 loan. We expect the loan to be repaid in annual installments of principal and interest. Related interest income was $6.9 million and $6.7 million in 2001 and 2000, respectively.

          We have 70,499.22 shares of voting preferred stock, $100 par value per share outstanding. The holders of the preferred stock are entitled to a cumulative annual dividend of 7.0%. The total amount of dividends paid on the preferred stock in 2001 was $0.5 million. The preferred stock is held by certain members of Mr. Appell's family, trusts of which such persons are trustees or beneficiaries and Peter P. Brubaker. The holders of the preferred stock have no right to require us to redeem their preferred stock.

          Each of these transactions was on terms and conditions no less favorable to us than we would be able to obtain from unaffiliated third parties.

     THE LENFEST AGREEMENT

          Pursuant to an agreement among Lenfest Communications, Inc. (Lenfest), Susquehanna Cable and certain of its subsidiaries (as amended, the "Agreement"), Lenfest held minority ownership interests equal to 14.9% of Susquehanna Cable and 17.75% of each of its principal operating subsidiaries. Lenfest's ownership interests were acquired in exchange for capital contributions of $11.0 million in cash in May 1993 and cable television systems in December 1993 valued at $14.0 million. The cable systems are located in Red Lion and Mount Wolf, Pennsylvania and are now part of the York system. In January 2000, Comcast Corporation acquired Lenfest Communications, Inc. and consequently, Lenfest's interest in Susquehanna Cable and certain of its subsidiaries. Comcast has succeeded to the Agreement's rights and obligations. Programming costs for 2001 and 2000 were approximately $2.1 million and $1.9 million, respectively, higher than expected due to the loss of programming discounts due to the change in ownership. We anticipate that the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

          The Agreement provides for a right of first refusal whereby neither Comcast nor Susquehanna Cable may sell its ownership interests without offering them first to the other party. In addition, Susquehanna Cable may not sell any cable television systems without offering them first to Comcast. If Susquehanna Cable decides to sell the assets of a cable system and Comcast does not exercise its right of first refusal, Susquehanna Cable must offer to repurchase Comcast's shares in the subsidiary that is selling assets.

          The Agreement contains a buy-sell provision granting Susquehanna Media, Susquehanna Cable or Comcast the right to make an offer to purchase the other party's ownership interests in Susquehanna Cable and its subsidiaries. If such an offer is made and rejected, the party to whom the offer was made is then obligated to purchase the offering party's ownership interests in Susquehanna Cable and its subsidiaries on the same terms and conditions. If we purchase Comcast's interests pursuant to the buy-sell agreement, Comcast is entitled to receive a fee equal to 3.0% of the original $25.0 million investment compounded annually. This fee is not payable if Comcast buys Susquehanna Cable's interests.

          The Agreement grants Comcast the right to resell to us (the "Put Right") all of its ownership interests in Susquehanna Cable and its subsidiaries for a three-year period beginning 18 months after the closing on the new senior credit facility. Accordingly, the Put Right will expire on November 12, 2003. The Put Right may not be exercised during any period when a default exists under our new senior credit facility or if consummation of the Put Right would create a default under our new senior credit facility or under the senior subordinated notes. The value of Comcast's ownership interests in Susquehanna Cable and its subsidiaries upon exercise of the Put Right would be the average of the values determined by two independent appraisers with expertise in the cable industry. In exchange for its ownership interests upon exercise of the Put Right, Comcast would receive cash up to the amount of borrowing availability under our new senior credit facility and would receive a note for the balance, so long as the issuance of such note would comply with the terms of the new senior credit facility and the covenant described above. Upon Comcast's exercise of the Put Right, we would have the right, in our sole discretion and in lieu of acquiring Comcast's ownership interests, to sell Susquehanna Cable and its subsidiaries to a third party and Comcast would receive a pro rata share of the proceeds of such sale.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
a)        THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          1.        Consolidated Financial Statements Filed:
                    Please refer to Item 6 - Selected Annual and Quarterly Financial Data and Item 8 - Consolidated Financial Statement and Supplementary Data.

          2.        Consolidated Financial Statement Scheduled Filed:
                    Please refer to Item 6 - Selected Annual and Quarterly Financial Data and Item 8 - Consolidated Financial Statement and Supplementary Data.

          3.        Exhibits Filed:

Exhibit Number                                       Description
--------------                                       -----------
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

b)        FOURTH QUARTER 2001 REPORTS ON FORM 8-K.

          We filed a Current Report on Form 8-K (Item 5) on November 2, 2001 with respect to our earnings press release for the three and nine months ended September 30, 2001.

    SUPPLEMENTARY INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
        SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2001. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SUSQUEHANNA MEDIA CO.

                                              /s/      Peter P. Brubaker
                                              ---------------------------------
                                              By:      Peter P. Brubaker,
                                                       Chief Executive Officer
                                                       and President
Date: March 27, 2002

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

                     Signature                                     Title                              Date
                     ---------                                     -----                              ----
/s/             Louis J. Appell, Jr.                     Chairman of the Board of                 March 27, 2002
---------------------------------------------------              Directors
                Louis J. Appell, Jr.

/s/             Peter P. Brubaker                        Director, Chief Executive                March 27, 2002
---------------------------------------------------        Officer and President
                Peter P. Brubaker

/s/             David E. Kennedy                         Director, Vice President                 March 27, 2002
---------------------------------------------------
                David E. Kennedy

/s/             Craig W. Bremer                       Director, Secretary and General             March 27, 2002
---------------------------------------------------                Counsel
                Craig W. Bremer

/s/            William H. Simpson                                  Director                       March 27, 2002
---------------------------------------------------
               William H. Simpson

/s/             John L. Finlayson                     Director, Vice President (and               March 27, 2002
---------------------------------------------------   principal accounting officer)
                John L. Finlayson
