Form 10-Q
period 2002-03-31
SUSQUEHANNA MEDIA CO
filed 2002-05-14
CIK 1088146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

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

YES [X]  NO [ ]


As of May 14, 2002, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

                              SUSQUEHANNA MEDIA CO.
                                    FORM 10-Q

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION ............................................... 2
   Item 1. Financial Statements .............................................. 2
     CONDENSED CONSOLIDATED BALANCE SHEETS ................................... 2
     CONDENSED CONSOLIDATED INCOME STATEMENTS ................................ 3
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ......................... 4
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .................... 5
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................... 8
   Item 3. Quantitative and Qualitative Disclosures About Market Risk ........10
PART II - OTHER INFORMATION ..................................................12
   Item 6. Exhibits and Reports on Form 8-K ..................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)


                                                   March 31,       December 31,
                                                     2002             2001
                                                     ----             ----
                                                  (unaudited)

                             ASSETS

Current Assets

     Accounts receivable, net                    $  35,664          $  44,778
     Interest receivable from Parent                 1,786                  -
     Deferred income taxes                           2,379              2,252
     Other current assets                            7,470              6,140
                                                   -------            -------
         Total Current Assets                       47,299             53,170
Property, Plant and Equipment, net                 141,055            144,123
Intangible Assets, net                             315,982            316,160
Note Receivable from Parent                        118,232            118,232
Investments and Other Assets                        37,202             37,397
                                                   -------            -------
                                                 $ 659,770          $ 669,082
                                                   =======            =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Cash overdrafts                             $   1,997          $   2,687
     Accounts payable                               11,588              8,386
     Current portion of long-term debt              13,030              8,780
     Accrued interest                                6,815              5,291
     Accrued income taxes                            5,042              3,155
     Deferred income                                 1,148              1,256
     Accrued salaries and benefits                   3,369              5,020
     Accrued ESOP benefit costs                      2,227                  -
     Accrued franchise and licensing fees            1,711              2,647
     Other accrued expenses                          6,665              6,711
                                                   -------            -------
         Total Current Liabilities                  53,592             43,933
                                                   -------            -------
Long-term Debt                                     461,479            486,325
                                                   -------            -------
Other Liabilities                                   10,955             10,994
                                                   -------            -------
Deferred Income Taxes                               46,734             45,108
                                                   -------            -------
Minority Interests                                  67,948             67,229
                                                   -------            -------
Stockholders' Equity
     Preferred stock - voting, 7% cumulative
         with par value of $100, authorized
         110,000 shares, 70,449.21 issued
         and outstanding                             7,050              7,050
     Common stock - voting, $1 par value,
         authorized 1,100,000 shares,
         1,100,000 shares issued and
         outstanding                                 1,100              1,100
     Retained earnings                              10,912              7,343
                                                   -------            -------
         Total Stockholders' Equity                 19,062             15,493
                                                   -------            -------
                                                 $ 659,770          $ 669,082
                                                   =======            =======




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS

                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                 For the Three Months
                                                    Ended March 31,

                                                2002              2001
                                                ----              ----
Revenues


     Radio                                   $ 40,738        $  39,780
     Cable                                     28,210           24,663
     Internet and Other                         2,761            2,408
                                               ------           ------
         Total revenues                        71,709           66,851
                                               ------           ------

Operating Expenses

     Operating and programming                 28,841           28,284
     Selling                                    8,872            8,444
     General and administrative                14,849           14,512
     Depreciation and amortization              6,294            9,288
                                               ------           ------
         Total operating expenses              58,856           60,528
                                               ------           ------

Operating Income                               12,853            6,323

Other Income (Expense)

     Interest expense                          (7,251)         (10,287)
     Interest income from loan to Parent        1,766            1,547
     Other                                       (297)             279
                                               ------           ------
Income (Loss) Before Income Taxes
     and Minority Interests                     7,071           (2,138)

Provision (Benefit) for Income Taxes            2,671             (830)
                                               ------          -------

Income (Loss) Before Minority Interests         4,400           (1,308)

Minority Interests                             (1,163)            (361)
                                               ------           ------

Net Income (Loss)                               3,237           (1,669)

Preferred Dividends Declared                     (123)            (123)
                                               ------           ------

Net Income (Loss) Available for
   Common Shares                             $  3,114         $ (1,792)
                                               ======           ======

Basic and Diluted Net Income (Loss)
   Per Common Share                          $   2.83         $  (1.63)
                                               ======           ======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)
                                   (unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                            ---------------------------
                                                                            2002                  2001
                                                                            ----                  ----
Cash Flows from Operating Activities

     Income (loss) before minority interests                           $   4,400             $  (1,308)
     Adjustments to reconcile net income to net cash:
         Depreciation and amortization                                     6,294                 9,288
         Deferred income taxes                                             1,499                  (411)
         Equity in earnings of investees                                     283                  (297)
         Deferred financing amortization                                     292                   314
         Derivative gain  (loss)                                            (407)                  330

     Changes in assets and liabilities:
         Decrease in accounts receivable, net                              9,114                16,210
         Increase in other current assets                                 (3,330)               (3,435)
         Increase in interest receivable from parent                      (1,786)               (1,565)
         Increase (decrease) in accounts payable                           3,202                  (762)
         Increase in accrued interest                                      1,931                 3,452
         Increase (decrease) in prepaid/accrued income taxes               1,916                  (574)
         Increase in accrued ESOP benefit costs                            2,227                 2,063
         Decrease in other accrued expenses                                 (741)               (4,069)
         Increase (decrease) in other liabilities                            (39)                  400
                                                                        --------              --------
              Net cash provided by operating activities                   24,855                19,636
                                                                        --------              --------
Cash Flows from Investing Activities

     Purchase of property, plant and equipment, net                       (3,048)               (7,248)
     Acquisition                                                               -                  (384)
     Increase in investments, other assets and intangible assets            (377)               (7,751)
                                                                        --------              --------
              Net cash used by investing activities                       (3,425)              (15,383)
                                                                        --------              --------

Cash Flows from Financing Activities

     Decrease in revolving credit facility                               (20,600)               (3,500)
     Decrease in cash overdraft                                             (690)                 (598)
     Payments of preferred dividends                                        (123)                 (123)
     Non-voting subsidiary common stock transactions                         (17)                    1
                                                                        --------              --------

              Net cash used by financing activities                      (21,430)               (4,220)
                                                                        --------              --------

Net Increase in Cash and Cash Equivalents                                      -                    33

     Cash and Cash Equivalents, beginning                                      -                     -
                                                                        --------              --------

     Cash and Cash Equivalents, ending                                 $       -             $      33
                                                                        ========              ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the "Company" or "Media"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The condensed consolidated financial statements (the "financial statements") include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly Media's consolidated financial position at March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001.

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

2.       Recent Developments

     Recent Accounting Pronouncements

         Media adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized in the statement of income, but are evaluated annually for possible impairment. Accordingly, Media ceased amortization of Federal Communications Commission licenses, cable franchise values and goodwill effective January 1, 2002. Adoption of SFAS 142 reduced amortization approximately $3.2 million for the three months ended March 31, 2002.

         SFAS No. 142 requires a transitional assessment of goodwill and intangible assets with indefinite lives as of January 1, 2002. In order to perform this transitional assessment, Media must (1) identify its reporting units, (2) determine the carrying value of each reporting unit, and (3) determine the fair value of each reporting unit. This first step in the transitional assessment must be completed by June 30, 2002.

         To the extent that the carrying value of a reporting unit exceeds its fair value, the reporting unit's intangible assets may be impaired, thus requiring performance of the transitional assessment's second step. The second step allocates a reporting unit's carrying value to all of its assets and liabilities. A transitional impairment loss is determined by comparing a reporting unit's allocated carrying value for goodwill (and other intangible assets with indefinite lives) with its implied fair value, both measured as of January 1, 2002. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle. The second step, if required, must be completed as soon as possible.

         Media is performing the first step of the transitional assessment, and has not yet determined any effects that the assessment may have on its financial position, cash flows or results of operations.

      Cable Performance Share Plan and Radio Employee Stock Plan

         On March 22, 2002, certain key employees were granted rights to purchase a total of 940 Cable performance shares at $267.91 per share. The offer expires June 18, 2002. For each share purchased, a participant will receive the right to purchase two additional performance shares at $267.91 per share during a period that ends ten years and one month from the original offer date.

         On March 21, 2002, certain key employees were granted rights to purchase a total of 2,820 new Radio Class B common shares at $170.64 per share. The offer expires June 18, 2002. For each share purchased, a participant will receive the right to purchase two additional shares at $170.64 per share during a period that ends ten years and one month from the original offer date.

      Interest Rate Swap

         At March 31, 2002, Media was party to an interest rate swap agreement, which effectively changes $50.0 million of variable rate debt to fixed rate debt. The effective interest rate on the $50.0 million was 6.5% at March 31, 2002. The interest rate swap was recorded at its fair value as of March 31, 2002. Accordingly, interest expense was reduced $0.4 million for the three months ended March 31, 2002 and a reduction of the current liability was recorded. Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

      Acquisitions, Dispositions and Investments

         Media is a 50% partner in a York, Pennsylvania-based competitive local exchange carrier partnership with Adelphia Business Solutions, Inc. Adelphia has indicated that its partner in the partnership is not included in its parent's recent bankruptcy filings. The partnership's operations are continuing. As of March 31, 2002, Media's investments and other assets included $4.9 million related to this partnership. For first quarter 2002, the Internet and Other segment's Adjusted EBITDA included a $0.3 million loss related to this partnership.

         On April 1, 2002, Cable purchased certain assets of Fairbanks Communications, Inc. for $26.5 million cash. The assets comprise a single cable system that serves 11,300 customers in the Lawrenceburg, Indiana area. Existing credit facilities were utilized to finance the acquisition.

         On April 1, 2002, Media agreed to sell WHMA-AM to Casey Network, LLC for $150,000. Until regulatory approval of the transfer, the station will be operated under a management agreement.

         On April 1, 2002, the third of a three-step change in the valuation of Cable's performance share plan and Radio's employee stock plan occurred. Second quarter 2002 operating income and Adjusted EBITDA will include a $3.9 million charge for this valuation change. Although the change in Radio's employee stock plan has no effect on second quarter operating income or Adjusted EBITDA, minority interests will increase $16.8 million due to the valuation change.

         On April 30, 2002, Media announced its intention to repurchase and retire approximately $14.6 million of Radio Class B shares from retirees and current employees on or before May 31, 2002. Existing credit facilities will be used to finance the transaction.

     3.  Segment Information

         The Company's business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable and Internet and Other. These business segments are consistent with the Company's management of these businesses and its financial reporting structure. Accounting policies, as described in the Company's most recent audited financial statements, are applied consistently across all segments.

Segment information (in thousands of dollars) follows:

                                                                                           Internet
                                                              Radio          Cable         and Other        Total
                                                              -----          -----         ---------        -----
      For the Three Months Ended March 31, 2002

      Operating income                                        6,931          5,766              156         12,853
      Interest expense, net                                   1,630          2,739            2,882          7,251
      Depreciation and amortization                           1,317          4,840              137          6,294
      Income (loss) before income taxes                       5,287          3,028           (1,244)         7,071
      Provision (benefit) for income taxes                    1,948          1,339             (616)         2,671
      Identifiable assets                                   334,725        186,603          138,442        659,770
      Capital expenditures                                      338          2,413              297          3,048

      For the Three Months Ended March 31, 2001

      Operating income (loss)                                 4,951          2,646           (1,274)         6,323
      Interest expense, net                                   2,775          3,497            4,015         10,287
      Depreciation and amortization                           2,746          6,266              276          9,288
      Income (loss) before income taxes                       2,158           (851)          (3,445)        (2,138)
      Provision (benefit) for income taxes                      802           (221)          (1,411)          (830)
      Identifiable assets                                   338,694        185,848          130,880        655,422
      Capital expenditures                                    2,457          4,419              372          7,248


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

         Some of the statements in this Form 10-Q, as well as statements made by Media in filings with government regulatory bodies, including the Securities and Exchange Commission (SEC), and in periodic press releases and other public comments and communications, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, Media's financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Media to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in Media's markets), terrorist acts or adverse reactions to United States anti-terrorism activities, acquisition opportunities and the Media's ability to successfully integrate acquired businesses, properties or other assets and realize the anticipated benefits of such acquisitions, expectations and estimates concerning future financial performance, financing plans and access to capital on favorable terms, Media's ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting Media's business, nonrenewal of cable franchises, increases in programming costs, advances in technology and Media's ability to adapt to and capitalize on such advances, decreases in Media's customers advertising and entertainment expenditures, changes in generally accepted accounting principles and standards, as well as related SEC rules and regulations, and other factors over which Media may have little or no control.

Results of Operations

         The following table summarizes Media's consolidated historical results of operations and consolidated historical results of operations as a percentage of total revenues for the three months ended March 31, 2002 and 2001.

                                                                        Three months ended March 31,

                                                                      2002                      2001
                                                                      ----                      ----
Revenues

            Radio                                             $ 40.7        56.8%       $ 39.8        59.5%
            Cable                                               28.2        39.3%         24.7        36.9%
            Internet and Other                                   2.8         3.9%          2.4         3.6%
                                                                ----       -----          ----       -----
Total revenues                                                  71.7       100.0%         66.9       100.0%
                                                                ----       -----          ----       -----

Operating expenses

            Operating and programming                           28.8        40.2%         28.3        42.3%
            Selling, general and
            Administrative                                      23.7        33.0%         23.0        34.4%
            Depreciation and amortization                        6.3         8.8%          9.3        13.9%
                                                                ----       -----          ----       -----
Total operating expenses                                        58.8        82.0%         60.6        90.6%
                                                                ----       -----          ----       -----

Operating income                                              $ 12.9        18.0%       $  6.3         9.4%
                                                                ====       =====          ====       =====

                                       8


Net income                                                   $  3.2         4.4%     $ (1.7)       (2.5)%
                                                               ====        ====        ====        ====

Adjusted EBITDA                                              $ 21.1        29.4%     $ 18.0        26.9%
                                                               ====        ====        ====        ====


Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

         Revenues. Consolidated revenues increased $4.8 million or 7% from 2001 to 2002. Radio revenues increased $0.9 million or 2% from 2001 to 2002. Due to a change from a standard broadcast month calendar to a traditional calendar, Radio's first quarter 2002 revenues include one more week than 2001. Results on a same stations basis exclude KFME-FM (Kansas City) and WHMA-AM (Anniston, Alabama) and Paragon Research. Same stations revenue was $40.3 million, an increase of $1.5 million or 4% over last year. Cable revenues increased $3.5 million or 14% from 2001 to 2002. Cable's revenue growth was primarily due to basic service rate increases and from increased penetration of digital cable and cable modem service. Internet and Other revenues, from Internet access and web design activities, increased $0.4 million or 17% from 2001 to 2002.

         Operating income. Operating income increased $6.6 million or 105% from 2001 to 2002. Radio operating income for the quarter was $6.9 million, a $2.0 million or 40% increase from first quarter 2001. With the January 1, 2002 adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), Media's amortization of FCC licenses, cable franchise values and goodwill ceased. Approximately $1.6 million of Radio's increased operating income was due to the impact of SFAS 142. Excluding the effect of SFAS 142, Radio's operating income for the quarter increased $0.4 million or 6% compared to the same quarter of 2001. Same stations operating income was $7.2 million, a $2.4 million or 50% increase from 2001. First quarter same stations operating income, excluding the impact of SFAS 142, was $0.8 million or 13% higher than first quarter 2001. Cable operating income for the first quarter was $5.8 million, a $3.2 million or 123% increase from the first quarter 2001. Approximately $1.7 million of the increase was attributable to the impact of SFAS 142. Increased Cable revenues drove the balance of the increase in operating income. Internet and Other's operating income improved from a $1.3 million operating loss in first quarter 2001 to nearly breakeven in 2002 due to expense reduction efforts.

         Net income. Net income increased $4.9 million to $3.2 million from a net loss of $1.7 million in 2001. Increased operating income ($6.6 million) and declining interest expense ($3.2 million) were primarily responsible for the improvement. Offsetting these positive factors was a $0.3 million loss share of a competitive access provider partnership's first quarter operations that was included in other expense ($3.5 million).

         Depreciation and amortization. Depreciation and amortization decreased $3.0 million or 32% from 2001 to 2002 due to the adoption of SFAS 142.

         Adjusted EBITDA. Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Adjusted EBITDA increased $3.1 million or 17% from 2001 to 2002. Radio's Adjusted EBITDA was $9.9 million, a $0.6 million or 6% increase from first quarter 2001. Same stations Adjusted EBITDA was $10.2 million, a $1.1 million or 12% increase from first quarter 2001. Cable's Adjusted EBITDA was $11.2 million, an increase of $1.8 million or 19% over 2001. Basic rate increases, increased deployment of digital cable and cable modem services helped improve Cable's Adjusted EBITDA. Internet and Other's Adjusted EBITDA was $0.1 million, a $1.0 million increase from the same quarter last year, which was achieved primarily through expense reductions in its web design group, Susquehanna Technologies.

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

         Interest expense. Interest expense decreased $3.0 million or 29% from 2001 to 2002. Interest expense for first quarter 2001 included a $0.4 million gain related to an interest swap compared to a $0.3 million loss in the same period last year. Decreased interest rates were responsible for the rest of the change since debt levels were comparable at March 31, 2002 and 2001.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company's future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations, cable systems, or related properties, potential repurchases of its common stock, and interest payable on outstanding indebtedness and its senior credit facilities.

         Net cash provided by operating activities was $24.8 million for the three months ended March 31, 2002. The Company's net cash provided by operating activities was generated by normal operations.

         Net cash used by investing activities was $3.4 million for the three months ended March 31, 2002. Capital expenditures, excluding acquisitions, were $3.0 million and $7.2 million for the three months ended March 31, 2002 and 2001, respectively. Capital expenditures were used to upgrade and maintain cable systems. The Company expects to make capital expenditures of $30.0 million in the remainder of 2002, primarily for cable systems upgrades. We expect to use existing credit facilities and operating cash flow to fund the cable systems upgrades.

         Net cash used by financing activities was $21.4 million for the three months ended March 31, 2002. The revolving credit facility, which had $125.6 million available at March 31, 2002, was reduced by $20.6 million during first quarter 2002. In the second quarter of 2002, Media expects to repurchase and retire approximately $14.6 million of Radio Class B shares from retirees and current employees on or before May 31, 2002. Existing credit facilities will be used to finance the transaction.

         Media believes that funds generated from operations and the borrowing availability under its new senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as noted in this Form 10-Q, Media has no current commitments or agreements with respect to any material acquisitions.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that there have been no material developments affecting market risk since the filing of Media's December 31, 2001 Annual Report on Form 10-K filed with the SEC.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index

(b) The Company filed a Form 8-K on February 22, 2002 under Item 5, Other Events indicating its earnings for the fourth quarter and year ended December 31, 2001. Selected financial information was included therein.

(c) The Company filed a Form 8-K on May 6, 2002 under Item 5, Other Events indicating its earnings for the quarter ended March 31, 2002. Selected financial information was included therein.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2002                              SUSQUEHANNA MEDIA CO.


                                           By:  /s/ John L. Finlayson
                                                --------------------------
                                                John L. Finlayson
                                                Vice President and Principal
                                                Financial and Accounting Officer