Form 10-Q
period 2002-06-30
SUSQUEHANNA MEDIA CO
filed 2002-08-13
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number: 333-80523

SUSQUEHANNA MEDIA CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2722964 (I.R.S. Employer Identification No.)

140 East Market Street
York, Pennsylvania 17401
(717) 848-5500
(Address, including zip code and telephone number, including area code, of registrant’s principal executive offices)

(Not Applicable)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 13, 2002, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

SUSQUEHANNA MEDIA CO.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Accounts receivable, net	$49,038	$44,778
Interest receivable from Parent	3,571	—
Deferred income taxes	2,553	2,252
Other current assets	5,833	6,140

Total Current Assets	60,995	53,170
Property, Plant and Equipment, net	151,020	144,123
Intangible Assets, net	327,859	316,160
Note Receivable from Parent	118,232	118,232
Investments and Other Assets	38,804	37,397

	$696,910	$669,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$2,533	$2,687
Accounts payable	9,709	8,386
Current portion of long-term debt	17,030	8,780
Accrued interest	3,288	5,291
Accrued income taxes	6,307	3,155
Deferred income	1,185	1,256
Accrued salaries and benefits	5,480	5,020
Accrued ESOP benefit costs	4,400	—
Accrued franchise and licensing fees	2,343	2,647
Other accrued expenses	6,802	6,711

Total Current Liabilities	59,077	43,933

Long-term Debt	497,121	486,325

Other Liabilities	14,620	10,994

Deferred Income Taxes	48,341	45,108

Minority Interests	71,147	67,229

Stockholders’ Equity
Preferred stock—voting, 7% cumulative with par value of $100, authorized 110,000 shares, 70,449.21 issued and outstanding	7,050	7,050
Common stock—voting, $1 par value, authorized 1,100,000 shares, 1,100,000 shares issued and outstanding	1,100	1,100
Retained earnings (Accumulated deficit)	(1,546)	7,343

Total Stockholders’ Equity	6,604	15,493

	$696,910	$669,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Radio	$57,124	$53,418	$97,862	$93,198
Cable	31,260	25,745	59,470	50,408
Internet and Other	2,178	2,699	4,939	5,107

Total revenues	90,562	81,862	162,271	148,713

Operating Expenses
Operating and programming	34,147	32,118	62,988	60,402
Selling	9,936	9,973	18,808	18,417
General and administrative	20,601	18,461	35,450	32,973
Depreciation and amortization	6,963	9,563	13,257	18,851

Total operating expenses	71,647	70,115	130,503	130,643

Operating Income	18,915	11,747	31,768	18,070
Other Income (Expense)
Interest expense	(7,609)	(9,385)	(14,860)	(19,672)
Interest income from loan to Parent	1,785	1,668	3,551	3,215
Replacement of cable distribution system	—	(760)	—	(760)
Other	(149)	(381)	(446)	(102)

Income Before Income Taxes	12,942	2,889	20,013	751
Provision for Income Taxes	4,929	1,133	7,600	303

Income Before Cumulative Effect of Change in Accounting Principle and Minority Interests	8,013	1,756	12,413	448
Cumulative Effect of Change in Accounting Principle	—	—	(3,069)	—

Income Before Minority Interests	8,013	1,756	9,344	448
Minority Interests	(1,312)	(283)	(2,475)	(644)

Net Income (Loss)	6,701	1,473	6,869	(196)
Preferred Dividends Declared	(124)	(124)	(247)	(247)

Net Income (Loss) Available for Common Shares	$6,577	$1,349	$6,622	$(443)

Basic and Diluted Net Income (Loss) Per Common Share
Income before cumulative effect of change in accounting principle	$5.98	$1.23	$8.81	$(0.40)
Cumulative effect of change in accounting principle	—	—	(2.79)	—

	$5.98	$1.23	$6.02	$(0.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Income before minority interests	$9,344	$448
Adjustments to reconcile net income to net cash:
Depreciation and amortization	13,257	18,851
Deferred income taxes	4,942	134
Cumulative effect of change in accounting principle	3,069	—
Equity in earnings of investees	81	(426)
Deferred financing amortization	664	643
Investment write-down	—	500
Loss on replacement of cable distribution system	—	760
Derivative (gain) loss	(428)	505
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(4,260)	5,938
Decrease (increase) in other current assets	288	(2,436)
Increase in interest receivable from parent	(3,552)	(3,215)
Increase (decrease) in accounts payable	1,323	(2,586)
Decrease in accrued interest	(1,575)	(415)
Increase (decrease) in accrued income taxes	3,072	(488)
Increase in accrued ESOP benefit costs	4,400	4,271
Increase (decrease) in other accrued expenses	177	(3,656)
Increase in other liabilities	3,626	7,830

Net cash provided by operating activities	34,428	26,658

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(10,193)	(14,228)
Purchase of land and building from Parent	—	(2,250)
Acquisition	(26,659)	(13,684)
Increase in investments, other assets and intangible assets	(2,096)	(1,647)

Net cash used by investing activities	(38,948)	(31,809)

Cash Flows from Financing Activities
Increase in revolving credit facility	19,300	8,600
Non-voting subsidiary common stock transactions	(14,129)	(1,773)
Repayment of long-term debt	(250)	—
Decrease in cash overdraft	(154)	(598)
Payments of preferred dividends	(247)	(247)

Net cash provided (used) by financing activities	(4,520)	5,982

Net Increase in Cash and Cash Equivalents	—	831
Cash and Cash Equivalents, beginning	—	—

Cash and Cash Equivalents, ending	$—	$831

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the “Company” or “Media”). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media’s December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements (the “financial statements”) include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Media believes that the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly its consolidated financial position as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

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

2.    Recent Developments

Recent Accounting Pronouncements

Media adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized in the statement of income, but are evaluated annually for possible impairment. Accordingly, Media ceased amortization of Federal Communications Commission licenses, cable franchise values and goodwill effective January 1, 2002. Adoption of SFAS 142 reduced amortization by approximately $6.8 million for the six months ended June 30, 2002.

SFAS No. 142 required a transitional assessment of goodwill and intangible assets with indefinite lives as of January 1, 2002. In order to perform this transitional assessment, Media (1) has identified its reporting units, (2) determined the carrying value of each reporting unit, and (3) determined the fair value of each reporting unit using discounted cash flows and other indicators of value. An impairment loss is recognized for the amount by which the carrying value of goodwill exceeds its fair value.

Media has identified its four reporting units as Radio, Cable, Internet, and Other. Based on the results of this assessment, it was determined that only goodwill for Media’s Internet reporting unit was impaired. Accordingly, the transitional assessment process’s second step was only performed for the Internet reporting unit. A $5.0 million non-cash charge was recognized to reduce the Internet reporting unit’s goodwill to its fair value as of January 1, 2002. The $5.0 million transitional loss, net of a $1.9 million income tax benefit, has been reported as the cumulative effect of a change in accounting principle.

Cable Performance Share Plan and Radio Employee Stock Plan

On April 1, 2002, the final step of a three-step change in the valuation bases for Cable’s performance share plan and Radio’s employee stock plan occurred. Operating income and Adjusted EBITDA for the three and six months ended June 30, 2002 included a $4.1 million charge for Cable’s performance share plan valuation change. A similar $4.2 million charge was recognized in second quarter 2001. Radio’s employee stock plan had no effect on second quarter operating income or Adjusted EBITDA. However, the 2002 change in valuation basis for Radio’s employee stock plan decreased stockholders’ equity by $16.8 million.

In May 2002, Radio repurchased approximately $14.6 million of Class B nonvoting shares from retirees and current key employees. All repurchased shares were subsequently retired. Existing credit facilities were used to finance the transactions. The repurchases were accounted for as treasury stock transactions.

On June 18, 2002, certain key employees purchased a total of 250 Cable performance shares at $267.91 per share. For each share purchased, a fully-vested option was granted to purchase two additional performance shares at $267.91 per share during a period ending ten years and one month from the purchase date. Cable performance shares are accounted for as stock appreciation rights. A $0.1 million compensation expense was recognized in the second quarter related to the sale of performance shares and issuance of options.

On June 18, 2002, certain key employees purchased a total of 1,190 newly-issued Susquehanna Radio Corp. Class B nonvoting common shares at $170.64 per share. For each share purchased, a fully-vested option was granted to purchase two additional shares at $170.64 per share during a period ending ten years and one month from the purchase date. A $0.3 million compensation expense was recognized in the second quarter related to the sale of stock and grant of options.

Interest Rate Swap

At June 30, 2002, Media was party to an interest rate swap agreement, which effectively changes $50.0 million of variable rate debt to fixed rate debt. The effective interest rate on the $50.0 million was 6.5% at June 30, 2002. The interest rate swap was marked to market and recorded at its fair value as of June 30, 2002. Accordingly, interest expense was reduced $0.4 million for the six months ended June 30, 2002 (all of which occurred in the three months ended March 31, 2002). Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

Acquisitions and Investments

Media is a 50% partner in a York, Pennsylvania-based competitive local exchange carrier partnership with Adelphia Business Solutions, Inc. Adelphia has stated that its partner in this partnership is not included in its parent’s recent bankruptcy filings. The partnership’s operations are continuing. As of June 30, 2002, Media’s investments and other assets included $4.5 million related to this partnership. For the three and six months ended June 30, 2002, the Internet and Other segment’s pretax income and Adjusted EBITDA included $0.2 million income and $0.1 million loss related to this partnership’s operations, respectively.

On April 1, 2002, Cable purchased certain assets of Fairbanks Communications, Inc. for $26.5 million cash. The assets comprise a single cable system serving approximately 11,300 customers in the Lawrenceburg, Indiana area. The system’s results have been included in the results of operations since acquisition. Existing credit facilities were utilized to finance the acquisition. Due to the immaterial effect on the consolidated statement of financial position and statement of operations, no proforma disclosures have been included.

On June 25, 2002, Media agreed to purchase the assets of Radio Station WYGY-FM from Caron Broadcasting, Inc. for $45.0 million cash. Radio Station WYGY-FM is licensed to Lebanon, Ohio and serves the Cincinnati, Ohio marketplace. The acquisition is subject to regulatory approval. Closing is expected to occur in fourth quarter 2002. Media plans to use existing credit facilities to fund the acquisition.

3.    Segment Information

The Company’s business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable, and Internet and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Accounting policies, as described in the Company’s most recent audited financial statements and annual report, are applied consistently across all segments.

Segment information (in thousands of dollars) follows:

	Radio	Cable	Internet and Other	Total
For the Three Months Ended June 30, 2002
Operating income (loss)	$16,570	$4,275	$(1,930)	$18,915
Interest expense, net	1,522	2,851	3,236	7,609
Depreciation and amortization	1,279	5,658	(25)	6,963
Income (loss) before income taxes	14,696	1,423	(3,177)	12,942
Provision (benefit) for income taxes	5,416	629	(1,116)	4,929
Identifiable assets	347,540	213,845	135,525	696,910
Capital expenditures	604	6,448	93	7,145

For the Three Months Ended June 30, 2001
Operating income (loss)	11,702	1,490	(1,445)	11,747
Interest expense, net	2,463	3,009	3,913	9,385
Depreciation and amortization	2,955	6,353	255	9,563
Income (loss) before income taxes	9,229	(2,279)	(4,061)	2,889
Provision (benefit) for income taxes	3,454	(507)	(1,814)	1,133
Identifiable assets	347,764	186,335	138,188	672,287
Capital expenditures	3,610	5,945	(325)	9,230

For the Six Months Ended June 30, 2002
Operating income (loss)	23,501	10,041	(1,774)	31,768
Interest expense, net	3,152	5,590	6,118	14,860
Depreciation and amortization	2,596	10,610	51	13,257
Income (loss) before income taxes	19,983	4,451	(4,421)	20,013
Provision (benefit) for income taxes	7,364	1,968	(1,732)	7,600
Identifiable assets	347,540	213,845	135,525	696,910
Capital expenditures	942	8,861	390	10,193

For the Six Months Ended June 30, 2001
Operating income (loss)	16,653	4,136	(2,719)	18,070
Interest expense, net	5,238	6,506	7,928	19,672
Depreciation and amortization	5,701	12,619	531	18,851
Income (loss) before income taxes	11,387	(3,130)	(7,506)	751
Provision (benefit) for income taxes	4,256	(728)	(3,225)	303
Identifiable assets	347,764	186,335	138,188	672,287
Capital expenditures	6,067	10,364	47	16,478

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Form 10-Q, as well as statements made by Media in filings with government regulatory bodies, including the Securities and Exchange Commission (SEC), and in periodic press releases and other public comments and communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, Media’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Media to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in Media’s markets), interest rate movements, terrorist acts or adverse reactions to United States anti-terrorism activities, acquisition opportunities and Media’s ability to successfully integrate acquired businesses, properties or other assets and realize the anticipated benefits of such acquisitions, expectations and estimates concerning future financial performance, financing plans and access to capital on favorable terms, Media’s ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting Media’s business, nonrenewal of cable franchises, increases in programming costs, advances in technology and Media’s ability to adapt to and capitalize on such advances, decreases in Media’s customers advertising and entertainment expenditures, changes in generally accepted accounting principles and standards, as well as related SEC rules and regulations, and other factors over which Media may have little or no control.

Results of Operations

The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of total revenues for the three months and six months ended June 30, 2002 and 2001.

	Three months ended June 30,
	2002		2001
Revenues
Radio	$57.1	63.1%	$53.4	65.3%
Cable	31.2	34.5%	25.7	31.4%
Internet and Other	2.2	2.4%	2.7	3.3%

Total revenues	90.5	100.0%	81.8	100.0%

Operating expenses
Operating and programming	34.1	37.7%	32.1	39.2%
Selling, general and administrative	30.5	33.7%	28.3	34.7%
Depreciation and amortization	7.0	7.7%	9.6	11.7%

Total operating expenses	71.6	79.1%	70.0	85.6%

Operating income	$18.9	20.9%	$11.8	14.4%

Net income	$6.7	7.4%	$1.5	1.8%

Adjusted EBITDA	$28.3	31.3%	$23.7	29.0%

	Six Months ended June 30,
	2002		2001
Revenues
Radio	$97.9	60.3%	$93.2	62.7%
Cable	59.5	36.7%	50.4	33.9%
Internet and Other	4.9	3.0%	5.1	3.4%

Total revenues	162.3	100.0%	148.7	100.0%

Operating expenses
Operating and programming	63.0	38.8%	60.4	40.6%
Selling, general and administrative	54.3	33.4%	51.3	34.5%
Depreciation and amortization	13.3	8.2%	18.9	12.7%

Total operating expenses	130.5	80.4%	130.6	87.8%

Operating income	$31.8	19.6%	$18.1	12.2%

Net income (loss)	$6.9	4.3%	$(0.2)	(0.1)%

Adjusted EBITDA	$49.3	30.4%	$41.7	28.0%

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenues.    Consolidated revenues of $90.5 million represented an $8.7 million or 11% increase over the second quarter of 2001. Radio revenue increased $3.7 million or 7% from 2001 to 2002. Results on a same stations basis exclude KFME-FM (Kansas City) and WHMA-AM (Anniston, Alabama) and Paragon Research. Second quarter same stations revenue was $56.4 million, an increase of $3.7 million or 7% over 2001. Radio revenue growth was driven by higher advertising rates. Cable revenues increased $5.5 million or 21% from 2001 to 2002. Cable’s revenue growth was primarily due to basic service rate increases and from increased penetration of digital cable and cable modem services and the April 1, 2002 Lawrenceburg sysem acquisition. On a same cable systems basis, revenues increased $4.3 million or 17% higher than second quarter 2001. Revenue from Internet access and web design activities, decreased $0.5 million or 19% from 2001 to 2002. However, cable modem customers transferred from the Internet and Other segment to the Cable segment were responsible for $0.4 million of Cable’s second quarter revenue growth and Internet and Other’s revenue decrease.

Operating income.    Second quarter consolidated operating income was $18.9 million, a $7.1 million or 60% increase over 2001. Approximately $3.4 million of increased consolidated operating income was due to the January 1, 2002 cessation of amortization for FCC licenses, cable franchise values and goodwill as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Radio’s operating income for the second quarter was $16.5 million, a $4.7 million or 40% increase from second quarter 2001. Radio operating income increased $1.7 million due to the adoption of SFAS 142. Excluding the effect of SFAS 142, Radio’s operating income for the second quarter increased $3.2 million or 24% compared to 2001. On a same stations basis, Radio operating income increased to $16.5 million for the quarter, a $4.7 million or 40% increase over 2001. Cable operating income for the second quarter was $4.3 million, a $2.8 million or 187% increase from second quarter 2001. The impact of the Lawrenceburg acquisition reduced operating income by approximately $0.3 million for the quarter. Cable’s operating income for both the three months ended June 30, 2002 and 2001 was reduced by a $2.6 million charge related to the valuation change for the Cable Performance Share Plan. Approximately $1.7 million of Cable’s second quarter improvement was attributable to the impact of SFAS 142. Higher Radio and Cable revenues were primarily responsible for $3.8 million of the increase in consolidated operating income. Internet’s $0.6 million operating loss represented a $0.3 million improvement over second quarter 2001. The Internet and Other segment recognized a $1.5 million charge for the second quarter related to the valuation change for the Cable Performance Share Plan, compared to a $1.6 similar charge in 2001.

Depreciation and amortization.    Depreciation and amortization decreased $2.6 million or 27% from second quarter 2001 primarily due to the effect of SFAS 142.

Interest expense.    Interest expense decreased $1.8 million or 19% from second quarter 2001 to 2002. Interest expense for the quarter included no gain or loss related to an interest swap compared to a $0.2 million loss in the same period last year. Decreased interest rates were responsible for the rest of the change since total long-term debt was relatively unchanged at June 30, 2002 and 2001.

Net income.    Consolidated second quarter net income of $6.7 million represented a $5.2 million increase over 2001. Improved operating income and a $1.8 million decrease in interest expense were the most significant factors responsible for 2002’s better results.

Adjusted EBITDA.    Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Second quarter consolidated Adjusted EBITDA of $28.3 million represented an increase of $4.6 million or 19% from 2001. Radio’s Adjusted EBITDA was $19.5 million, a $3.1 million or 19% improvement from second quarter 2001. Same stations Adjusted EBITDA was $19.5 million, a $2.9 million or 18% increase from second quarter 2001. Cable’s Adjusted EBITDA was $10.3 million, an increase of $2.0 million or 24% over 2001. Cable’s three month Adjusted EBITDA included $0.4 million related to the Lawrenceburg acquisition. Basic rate increases, and increased revenues from the deployment of digital cable and cable modem services helped improve Cable’s Adjusted EBITDA. Internet’s Adjusted EBITDA decreased $0.6 million from second quarter 2001 to $(1.6) million in 2002.

Media believes that although Adjusted EBITDA is not a disclosure required by generally accepted accounting principles, it provides a meaningful comparison of operating performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. Although the Company believes this metric is helpful in understanding its performance, Adjusted EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company’s financial performance or its ability to generate liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues.    Consolidated revenue for the six months were $162.3 million, a $13.6 million or 9% increase from 2001 to 2002. Radio revenues increased $4.7 million or 5% from 2001 to 2002, due to improving economic conditions in most markets. Due to a change from a standard broadcast month calendar to a traditional calendar, Radio’s six month 2002 revenues include one more week than 2001. Results on a same stations basis exclude KFME-FM (Kansas City) and WHMA-AM (Anniston, Alabama) and Paragon Research. Same stations revenue was $96.7 million, an increase of $5.1 million or 6% over the same period last year. Cable revenues of $59.5 million represented a $9.1 million or 18% improvement from six month 2001 to 2002. Cable’s revenue growth came from the Lawrenceburg acquisition, basic service rate increases and from increased penetration of digital cable and cable modem service. On a same systems basis, Cable revenues increased $7.8 million or 15% over 2001. Revenue from Internet access and web design activities, decreased $0.2 million or 4% from 2001 to 2002. However, the transfer of cable modem subscribers from the Internet and Other segment to the Cable segment reduced six month 2002 Internet and Other revenue by $0.8 million.

Operating income.    Consolidated operating income for the six months ended June 30, 2002 was $31.8 million, a $13.7 million or 76% increase from 2001 to 2002. Implementation of SFAS 142 increased six month operating income by approximately $6.8 million compared to 2001. Radio operating income for the six months was $23.5 million, a $6.8 million or 41% increase from 2001. However, implementation of SFAS 142 increased six month Radio operating income by $3.5 million. Same stations operating income was $23.7 million, a $7.0 million or 42% increase from 2001. Excluding the effect of SFAS 142, same stations operating income for the six months increased $3.7 million or 19% from 2001. Cable operating income for the six months was $10.0 million, a $5.9 million or 144% increase from six months 2001. The impact of the Lawrenceburg acquisition reduced operating income by approximately $0.3 million for the six months ended June 30, 2002. Approximately $3.3 million of increased operating income was attributable to the impact of SFAS 142. Cable’s operating income for both the six months ended June 30, 2002 and 2001 was reduced by a $2.6 million charge related to the valuation change for the Cable Performance Share Plan. Increased Cable revenue also drove the increase in operating income. Internet’s operating loss of $0.7 million for six months represented a $1.6 million improvement over the first six months of 2001, due largely to expense reduction efforts.

Depreciation and amortization.    Depreciation and amortization decreased $5.6 million or 30% from 2001 to 2002 due primarily to the adoption of SFAS 142.

Interest expense.    Interest expense for the six months ended June 30, decreased $4.8 million or 24% from 2001 to 2002. Interest expense for six months included a $0.4 million gain related to an interest swap compared to a $0.5 million loss in the same period last year. Decreased interest rates were primarily responsible for the decrease since debt levels were comparable at June 30, 2002 and 2001.

Net income.    Net income for the six months was $6.9 million, compared to a $0.2 net loss for 2001. Higher Radio and Cable sales, the impact of implementing SFAS 142 and decreased interest expense were primarily responsible for the improvement. Charges related to the change in valuation of Cable performance shares were comparable for the six months ended June 30, 2002 and 2001.

Adjusted EBITDA.    Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Consolidated Adjusted EBITDA for the six months of $49.3 million represented a $7.6 million or 18% increase from 2001 to 2002. Radio’s six month Adjusted EBITDA was $29.5 million, a $3.8 million or 15% increase from 2001. Same stations Adjusted EBITDA was $29.6 million, a $4.0 million or 16% increase from the first six months of 2001. Cable’s Adjusted EBITDA was $21.5 million, an increase of $3.8 million or 21% over 2001. Cable’s increased Adjusted EBITDA was driven primarily by basic rate increases and the continued deployment of digital cable and cable modem services. Cable’s six month Adjusted EBITDA included approximately $0.4 million related to the Lawrenceburg acquisition. Internet and Other’s Adjusted EBITDA was $(1.6) million, a $0.1 million improvement from 2001.

Media believes that although Adjusted EBITDA is not a required disclosure of generally accepted accounting principles, it provides a meaningful comparison of operating performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. Although the Company believes the metric is helpful in understanding its performance, Adjusted EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company’s financial performance or its ability to generate liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company’s future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations, cable systems, or related properties, potential repurchases of its common stock, and interest payable on outstanding indebtedness and its senior credit facilities.

Net cash provided by operating activities was $34.4 million and $26.7 million for the six months ended June 30, 2002 and 2001, respectively. Media’s net cash provided by operating activities was generated by normal operations.

Net cash used by investing activities was $38.9 million for the six months ended June 30, 2002, which included $26.5 million for the Lawrenceburg cable acquisition. Capital expenditures, excluding acquisitions, were $10.3 million and $16.5 million for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures were used largely to upgrade and maintain cable systems. Media expects to make capital expenditures of $19.7 million in the remainder of 2002, primarily for cable systems upgrades. We have agreed to purchase approximately 34,000 square feet of office space at a total cost of $5.0 million during fourth quarter 2002. The offices are being constructed by a subsidiary of its Parent, Susquehanna Pfaltzgraff. We expect to use existing credit facilities and operating cash flow to fund the cable systems upgrades and other capital expenditures.

Net cash used by financing activities was $4.5 million for the six months ended June 30, 2002. The revolving credit facility, which had $85.7 million available for borrowing at June 30, 2002, was increased by $19.3 million during the first six months of 2002. At June 30, 2002, approximately $85.7 million was available for borrowing under Media’s senior credit facilities. In the second quarter, Media repurchased and retired approximately $14.6 million of Radio Class B shares from retirees and current key employees. Existing credit facilities were used to purchase the shares.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We monitor and evaluate changes in market conditions on a regular basis. Based upon our recent review, management has determined that there have been no material developments affecting market risk since the filing of Media’s December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K during the quarter ended June 30, 2002

The Company filed a Form 8-K on May 6, 2002 under Item 5, Other Events indicating its earnings for the quarter ended March 31, 2002. Selected financial information was included therein.

The Company filed a Form 8-K on August 2, 2002 under Item 5, Other Events indicating its earnings for the quarter ended June 30, 2002. Selected financial information was included therein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUSQUEHANNA MEDIA CO.

By:	/s/ JOHN L. FINLAYSON
John L. Finlayson Vice President and Principal Financial and Accounting Officer

August 13, 2002