Form 10-Q
period 2002-09-30
SUSQUEHANNA MEDIA CO
filed 2002-11-13
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒    No  ☐

As of November 13, 2002, there were 1,100,000 total shares of common stock, $1.00 par value outstanding.

SUSQUEHANNA MEDIA CO.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,068	$—
Accounts receivable, net	49,205	44,778
Interest receivable from Parent	5,377	—
Deferred income taxes	2,910	2,252
Other current assets	6,846	6,140

Total Current Assets	66,406	53,170
Property, Plant and Equipment, net	149,558	144,123
Intangible Assets, net	381,533	316,160
Note Receivable from Parent	118,232	118,232
Investments and Other Assets	35,955	37,397

	$751,684	$669,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$—	$2,687
Accounts payable	14,731	8,386
Current portion of long-term debt	17,031	8,780
Accrued interest	6,071	5,291
Accrued income taxes	8,850	3,155
Deferred income	1,138	1,256
Accrued salaries and benefits	4,779	5,020
Accrued ESOP benefit costs	6,600	—
Accrued franchise and licensing fees	3,145	2,647
Contract fee payable	10,000	—
Other accrued expenses	6,670	6,711

Total Current Liabilities	79,015	43,933

Long-term Debt	518,163	486,325

Other Liabilities	14,468	10,994

Deferred Income Taxes	52,354	45,108

Minority Interests	72,196	67,229

Stockholders’ Equity
Preferred stock—voting, 7% cumulative with par value of $100, authorized 110,000 shares, 70,499.23 issued and outstanding	7,050	7,050
Common stock—voting, $1 par value, authorized 1,100,000 shares, 1,100,000 shares issued and outstanding	1,100	1,100
Retained earnings	7,338	7,343

Total Stockholders’ Equity	15,488	15,493

	$751,684	$669,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Radio	$59,529	$54,773	$157,391	$147,971
Cable	31,320	26,596	90,790	77,004
Internet and Other	2,281	2,844	7,220	7,951

Total revenues	93,130	84,213	255,401	232,926

Operating Expenses
Operating and programming	36,249	33,193	99,237	93,595
Selling	10,279	9,672	29,087	28,089
General and administrative	16,438	15,395	51,888	48,368
Depreciation and amortization	7,656	10,041	20,913	28,892

Total operating expenses	70,622	68,301	201,125	198,944

Operating Income	22,508	15,912	54,276	33,982

Other Income (Expense)
Interest expense	(7,132)	(9,973)	(21,992)	(29,645)
Interest income from loan to Parent	1,806	1,827	5,357	5,042
Replacement of cable distribution system	(251)	(149)	(251)	(909)
Other	(605)	(446)	(1,051)	(548)

Income Before Income Taxes	16,326	7,171	36,339	7,922

Provision for Income Taxes	6,207	3,355	13,807	3,658

Income Before Cumulative Effect of Change in Accounting Principle and Minority Interests	10,119	3,816	22,532	4,264

Cumulative Effect of Change in Accounting Principle	—	—	(3,069)	—

Income Before Minority Interests	10,119	3,816	19,463	4,264
Minority Interests	(1,663)	(1,061)	(4,138)	(1,705)

Net Income	8,456	2,755	15,325	2,559
Preferred Dividends Declared	(123)	(123)	(370)	(370)

Net Income Available for Common Shares	$8,333	$2,632	$14,955	$2,189

Basic and Diluted Net Income Per Common Share
Income before cumulative effect of change in accounting principle	$7.58	$2.39	$16.39	$1.99
Cumulative effect of change in accounting principle	—	—	(2.79)	—

	$7.58	$2.39	$13.60	$1.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities
Income before minority interests	$19,463	$4,264
Adjustments to reconcile net income to net cash:
Depreciation and amortization	20,913	28,892
Deferred income taxes	8,519	3,412
Cumulative effect of change in accounting principle, net	3,069	—
Equity in earnings of investees	507	(1,076)
Deferred financing amortization	1,005	948
Investment write-down	—	1,500
Loss on replacement of cable distribution system	251	909
Derivative (gain) loss	(758)	1,482
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(4,426)	5,375
Decrease (increase) in other current assets	(727)	(3,340)
Increase in interest receivable from parent	(5,357)	(5,042)
Increase (decrease) in accounts payable	6,345	(753)
Increase in accrued interest	1,537	2,525
Increase (decrease) in prepaid/accrued income taxes	5,695	(533)
Increase in accrued ESOP benefit costs	6,600	6,570
Increase (decrease) in other accrued expenses	99	(2,099)
Increase in other liabilities	3,474	7,669

Net cash provided by operating activities	66,209	50,703

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(15,301)	(21,993)
Purchase of land and building from Parent	—	(2,789)
Acquisitions	(71,671)	(21,300)
Loan to Parent	—	(14,622)
Increase in investments, other assets and intangible assets	(81)	(1,749)

Net cash used by investing activities	(87,053)	(62,453)

Cash Flows from Financing Activities
Increase in revolving credit facility	44,600	15,400
Non-voting subsidiary common stock transactions	(14,131)	(1,774)
Repayment of long-term debt	(4,500)	—
Decrease in cash overdraft	(2,687)	(598)
Payments of preferred dividends	(370)	(370)

Net cash provided by financing activities	22,912	12,658

Net Increase in Cash and Cash Equivalents	2,068	908
Cash and Cash Equivalents, beginning	—	—

Cash and Cash Equivalents, ending	2,068	908

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the “Company” or “Media”). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media’s December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements (the “financial statements”) include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Media believes that the accompanying interim financial statements contain all material adjustments (consisting only of normal recurring adjustments), necessary to present fairly its consolidated financial position as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

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

2.    Recent Developments

Acquisitions and Investments

On September 30, 2002, Media purchased the assets of Radio Station WYGY-FM from Caron Broadcasting, Inc. for $45.0 million cash. WYGY-FM is licensed to Lebanon, Ohio and serves the Cincinnati, Ohio market. Existing credit facilities were utilized to fund the acquisition. Based on a preliminary valuation, $44.1 million of the purchase price was allocated to Federal Communications Commission License. An independent valuation is in process. WYGY’s results were included in Media’s results of operations since operations pursuant to a local marketing agreement began in August 2002. Revenues and loss before income taxes for the station were immaterial for the three months ended September 30, 2002.

Media is a 50% partner in a York, Pennsylvania-based competitive local exchange carrier partnership with Adelphia Business Solutions, Inc. (Adelphia). Adelphia has stated that it is not included in its parent’s bankruptcy filings. The partnership’s operations are continuing. As of September 30, 2002, Media’s investments and other assets included $4.1 million related to this partnership. For the three and nine months ended September 30, 2002, the Internet and Other segment’s pretax income included $0.4 million loss and $0.5 million loss related to this partnership’s operations, respectively.

On April 1, 2002, Cable purchased certain assets of Fairbanks Communications, Inc. for $26.5 million cash. The assets comprise a single cable system serving approximately 11,300 customers in the Lawrenceburg, Indiana area. The system’s results have been included in the results of operations since acquisition. Existing credit facilities were utilized to finance the acquisition. Due to the immaterial effect on the consolidated statement of financial position and statement of operations, no pro forma disclosures have been included.

Commitment

WHMA-FM was previously moved to serve the Atlanta, Georgia metropolitan area based upon a Federal Communications Commission (FCC) Report and Order. The station commenced operations in College Park, Georgia as WWWQ-FM in January 2001. Subsequently, a mutually exclusive applicant filed a Petition for Reconsideration that was denied. On issuance of a final Report and Order, Media must pay $10.0 million to the former owners in accordance with the original purchase agreement. On July 25, 2002, a third motion for reconsideration was denied. Although another petition for reconsideration and second motion to open the record was filed August 19, 2002, management believes it to be without merit. Accordingly, at September 30, 2002, $10.0 million was recognized as additional FCC license cost and as a contract fee payable. Existing credit facilities are likely to be utilized to pay this liability. For purposes of the condensed consolidated statements of cash flows, this transaction was a non-cash item.

Recent Accounting Pronouncements

Media adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized in the statement of income, but are evaluated annually for possible impairment. Accordingly, Media ceased amortization of Federal Communications Commission licenses, cable franchise values and goodwill effective January 1, 2002. Adoption of SFAS 142 reduced amortization by approximately $10.6 million for the nine months ended September 30, 2002.

SFAS No. 142 required a transitional assessment of goodwill and intangible assets with indefinite lives as of January 1, 2002. In order to perform this transitional assessment, Media (1) has identified its reporting units, (2) determined the carrying value of each reporting unit, and (3) determined the fair value of each reporting unit using discounted cash flows and other indicators of value. An impairment loss is recognized for the amount by which the carrying value of goodwill exceeds its fair value. Media identified its four reporting units as Radio, Cable, Internet, and Other. Based on the results of this assessment, it was determined that only goodwill for Media’s Internet reporting unit was impaired. Accordingly, the transitional assessment process’s second step was only performed for the Internet reporting unit. A $5.0 million non-cash charge was recognized to reduce the Internet reporting unit’s goodwill to its fair value as of January 1,

2002. The $5.0 million transitional loss, net of a $1.9 million income tax benefit, has been reported as the cumulative effect of a change in accounting principle.

Cable Performance Share Plan and Radio Employee Stock Plan

On April 1, 2002, the final step of a three-step change in the valuation basis for Cable’s performance share plan and Radio’s employee stock plan occurred. Operating income and Adjusted EBITDA for the nine months ended September 30, 2002 included a $4.1 million charge for Cable’s performance share plan valuation change. A similar $4.2 million charge was recognized for second quarter 2001. Radio’s employee stock plan had no effect on operating income or Adjusted EBITDA. However, the changes in valuation basis for Radio’s employee stock plan decreased stockholders’ equity and increased minority interests by $16.8 million in 2002 and $22.3 million in 2001.

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

Interest Rate Swap

At September 30, 2002, Media was party to an interest rate swap agreement, which effectively changes $50.0 million of variable rate debt to fixed rate debt. The effective interest rate on the $50.0 million was 6.5% at September 30, 2002. The interest rate swap was marked to market and recorded at its fair value as of September 30, 2002. Accordingly, interest expense was reduced $0.3 million for the three months and $0.8 million for the nine months ended September 30, 2002. Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

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

Segment information (in thousands of dollars) follows:

	Radio	Cable	Internet and Other	Total
For the Three Months Ended Sept. 30, 2002
Operating income (loss)	$16,967	$5,883	$(342)	$22,508
Interest expense, net	1,457	2,717	2,958	7,132
Depreciation and amortization	1,431	6,176	50	7,657
Income (loss) before income taxes	15,333	2,915	(1,922)	16,326
Provision (benefit) for income taxes	5,700	1,063	(556)	6,207
Identifiable assets	400,277	214,973	136,434	751,684
Capital expenditures	618	4,470	20	5,108

For the Three Months Ended Sept. 30, 2001
Operating income (loss)	$13,151	$3,563	$(802)	$15,912
Interest expense, net	2,150	2,780	5,043	9,973
Depreciation and amortization	2,826	6,923	292	10,041
Income (loss) before income taxes	9,906	635	(3,370)	7,171
Provision (benefit) for income taxes	3,919	111	(675)	3,355
Identifiable assets	344,749	197,599	152,787	695,135
Capital expenditures	713	7,345	246	8,304

	Radio	Cable	Internet and Other	Total
For the Nine Months Ended Sept. 30, 2002
Operating income (loss)	$40,468	$15,924	$(2,116)	$54,276
Interest expense, net	4,609	8,307	9,076	21,992
Depreciation and amortization	4,027	16,786	100	20,913
Income (loss) before income taxes	35,316	7,366	(6,343)	36,339
Provision (benefit) for income taxes	13,064	3,031	(2,288)	13,807
Identifiable assets	400,277	214,973	136,434	751,684
Capital expenditures	1,560	13,331	410	15,301

For the Nine Months Ended Sept. 30, 2001
Operating income (loss)	$29,804	$7,699	$(3,521)	$33,982
Interest expense, net	7,388	9,286	12,971	29,645
Depreciation and amortization	8,527	19,542	823	28,892
Income (loss) before income taxes	21,293	(2,495)	(10,876)	7,922
Provision (benefit) for income taxes	8,175	(617)	(3,900)	3,658
Identifiable assets	344,749	197,599	152,787	695,135
Capital expenditures	6,780	17,709	293	24,782

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this report, as well as statements made by Media in filings with government regulatory bodies, including the Securities and Exchange Commission (SEC), and in periodic press releases and other public comments and communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. All statements other than of historical facts included herein or therein, including those regarding market trends, Media’s financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results or performance of Media to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to, general economic and business conditions (both nationally and in Media’s markets), interest rate movements, terrorist acts or adverse reactions to United States anti-terrorism activities, acquisition opportunities and Media’s ability to successfully integrate acquired businesses, properties or other assets and realize the anticipated benefits of such acquisitions, expectations and estimates concerning future financial performance, financing plans and access to capital on favorable terms, Media’s ability to service its outstanding indebtedness, the impact of competition, existing and future regulations affecting Media’s business, nonrenewal of cable franchises, increases in programming costs, advances in technology and Media’s ability to adapt to and capitalize on such advances, decreases in Media’s customers advertising and entertainment expenditures, changes in generally accepted accounting principles and standards, as well as related SEC rules and regulations, and other factors over which Media may have little or no control.

Any forward-looking statement speaks only as of the date that it was made; and except to fulfill its obligations under the United States securities laws, Media undertakes no obligation to update any such statement to reflect events or circumstances after the date on which it was made.

Results of Operations

The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of total revenues for the three months and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,
	2002		2001
Revenues
Radio	$59.5	63.9%	$54.8	65.1%
Cable	31.3	33.6%	26.6	31.6%
Internet and Other	2.3	2.5%	2.8	3.3%

Total revenues	93.1	100.0%	84.2	100.0%

Operating expenses
Operating and programming	36.2	38.8%	33.2	39.4%
Selling, general and Administrative	26.8	28.8%	25.1	29.8%
Depreciation and amortization	7.6	8.2%	10.0	11.9%

Total operating expenses	70.6	75.8%	68.3	81.1%

Operating income	$22.5	24.2%	$15.9	18.9%

Net income	$8.4	9.0%	$2.8	3.3%

Adjusted EBITDA	$32.4	34.8%	$28.8	34.2%

	Nine Months ended September 30,
	2002		2001
Revenues
Radio	$157.4	61.6%	$148.0	63.5%
Cable	90.8	35.6%	77.0	33.1%
Internet and Other	7.2	2.8%	7.9	3.4%

Total revenues	255.4	100.0%	232.9	100.0%

Operating expenses
Operating and programming	99.2	38.8%	93.6	40.2%
Selling, general and Administrative	81.0	31.7%	76.4	32.8%
Depreciation and amortization	20.9	8.2%	28.9	12.4%

Total operating expenses	201.1	78.7%	198.9	85.4%

Operating income	$54.3	21.3%	$34.0	14.6%

Net income before cumulative effect of change in accounting principle	$18.4	7.2%	$2.6	1.1%

Adjusted EBITDA	$81.7	32.0%	$70.5	30.3%

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues.    Consolidated revenues of $93.1 million represented an $8.9 million or 11% increase over third quarter 2001. Radio revenue increased $4.7 million or 9% from 2001 to 2002. Results on a same stations basis exclude KFME-FM (Kansas City), WHMA-AM (Anniston, Alabama), WYGY-FM (Cincinnati) and Paragon Research. Third quarter same stations revenue was $58.3 million, an increase of $3.9 million or 7% over 2001. Radio revenue growth was the result of improved listener ratings (which drives higher ad rates) and improving economic conditions. Cable revenues increased $4.7 million or 18% from 2001 to 2002. Cable’s revenue growth was primarily due to basic service rate increases, from increased penetration of digital cable and cable modem services and the April 1, 2002 Lawrenceburg system acquisition. On a same cable systems basis (excluding the Lawrenceburg system), revenue increased $3.4 million or 13% over third quarter 2001. Revenue from Internet access and web design activities, decreased $0.5 million or 18% from 2001 to 2002. Cable modem customers transferred from the Internet and Other segment to the Cable segment in 2001 were responsible for $0.2 million of Cable’s third quarter revenue growth and Internet and Other’s revenue decrease.

Operating income.    Media’s quarterly consolidated operating income was $22.5 million, a $6.6 million or 42% increase over third quarter 2001. Approximately $3.8 million of increased consolidated operating income was due to the January 1, 2002 cessation of amortization for FCC licenses, cable franchise values and goodwill as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Radio’s operating income for the third quarter was $17.0 million, a $3.8 million or 29% increase over third quarter 2001. Radio operating income increased $1.5 million due to the adoption of SFAS 142. On a same stations basis, Radio operating income increased to $16.9 million for the quarter, a $3.4 million or 25% increase over 2001. Cable operating income for the third quarter was $5.9 million, a $2.3 million or 64% increase from third quarter 2001. The impact of the Lawrenceburg acquisition reduced operating income by $0.6 million for the quarter. Approximately $2.0 million of Cable’s third quarter improvement was attributable to the adoption of SFAS 142. Higher Radio and Cable revenues were primarily responsible for $2.9 million of the increase in consolidated operating income. Internet’s $0.4 million operating loss represented a $0.3 million improvement over third quarter 2001 despite the loss of revenue from residential cable modem subscribers.

Depreciation and amortization.    Depreciation and amortization decreased $2.4 million or 24% from third quarter 2001 due primarily to adoption of SFAS 142.

Interest expense.    Interest expense decreased $2.9 million or 29% from third quarter 2001 to 2002. Interest expense for the quarter included a gain of $0.3 million related to an interest swap compared to a $1.0 million loss in the same period last year. Lower overall interest rates and the repayment of debt from operating cash flows decreased the impact of the Lawrenceburg acquisition on interest expense. As a result of the acquisition of radio station WYGY-FM for $45.0 million on September 30, 2002, which was funded by borrowings under Media’s senior credit facilities, interest expense is expected to be higher for the fourth quarter of 2002, the year ended December 31, 2002 as well as future periods.

Net income.    Consolidated third quarter net income of $8.4 million represented a $5.6 million increase over 2001. Improved operating income, a $2.9 million decrease in interest expense and a $1.3 million decrease in the effective tax rate were the most significant factors responsible for 2002’s better results.

Adjusted EBITDA.    Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Third quarter consolidated Adjusted EBITDA of $32.4 million represented an increase of $3.6 million or 13% from 2001. Radio’s Adjusted EBITDA was $20.1 million, a $2.4 million or 14% improvement from third quarter 2001. Cable’s Adjusted EBITDA was $12.5 million, an increase of $1.5 million or 14% over 2001. Higher Radio and Cable operating income were primarily responsible for improved Adjusted EBITDA. Cable Adjusted EBITDA on a same systems basis was $12.2 million a $1.2 million or 11% over third quarter 2001. Internet’s Adjusted EBITDA deficit decreased $0.2 million from third quarter 2001 to $0.3 million deficit in 2002.

Media believes that although Adjusted EBITDA is not a disclosure required by generally accepted accounting principles, it provides a meaningful comparison of operating performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. Although the Company believes this metric is helpful in understanding its performance, Adjusted EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company’s financial performance or its ability to generate liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies. A table reconciling Net Income and Adjusted EBITDA for the three months ended September 30, 2002 and 2001 follows.

	For the Three Months Ended September 30,
	2002	2001
	(in thousands of dollars)
Net income	$8,456	$2,756
Minority interests	1,663	1,061
Cumulative effect of change in accounting principle	—
Provision for income taxes	6,207	3,355
Interest expense, net	5,327	8,146
Other expense	856	1,149
Depreciation and amortization	7,656	10,041
ESOP expense	2,200	2,299

Adjusted EBITDA	$32,365	$28,807

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues.    Consolidated revenues for the nine months ended September 30, 2002 were $255.4 million, a $22.5 million or 10% increase from 2001. Radio revenue increased $9.4 million or 6% from 2001 to 2002, due to the same reasons that affected the quarter. Results on a same stations basis exclude KFME-FM (Kansas City), WHMA-AM (Anniston Alabama), WYGY-FM (Cincinnati) and Paragon Research. Same stations nine months Radio revenue was $155.0 million, an increase of $9.0 million or 6% over the same period last year. Cable revenue of $90.8 million represented a $13.8 million or 18% improvement over nine months 2001. Cable’s revenue growth came from basic service rate increases, from increased penetration of digital cable and cable modem services and from the Lawrenceburg system acquisition. Cable revenue on a same systems basis (excluding the Lawrenceburg system acquired in April 2002) was $88.2 million, a $11.2 million or 15% increase over nine months 2001. Revenue from Internet access and web design activities decreased $0.7 million or 9% from 2001 to 2002. However, the 2001 transfer of residential cable modem subscribers from the Internet and Other segment to the Cable segment reduced nine months 2002 Internet and Other revenue by $1.0 million.

Operating income.    Consolidated operating income for the nine months ended September 30, 2002 was $54.3 million, a $20.3 million or 60% increase from 2001 to 2002. Implementation of SFAS 142 increased nine month operating income by approximately $10.6 million compared to 2001. Radio operating income for the nine months was $40.5 million, a $10.7 million or 36% increase from 2001. However, implementation of SFAS 142 increased nine month Radio operating income by $5.0 million. Same stations operating income was $40.7 million, a $10.5 million or 35% increase from 2001. Cable operating income for the nine months was $15.9 million, a $8.2 million or 106% increase from nine months 2001. The impact of the Lawrenceburg acquisition reduced operating income by approximately $0.9 million for the nine months ended September 30, 2002. Approximately $5.3 million of increased Cable operating income was attributable to the adoption of SFAS 142. Cable’s operating income for both the nine months ended September 30, 2002 and 2001 was reduced by a $2.6 million charge related to the valuation change for the Cable Performance Share Plan. Increased Radio and Cable revenue drove the increase in operating income. Internet and Other’s operating loss of $1.1 million for nine months, a $1.9 million improvement over nine months 2001, was due largely to expense reduction efforts.

Depreciation and amortization.    Depreciation and amortization decreased $8.0 million or 28% from 2001 to 2002 due primarily to the adoption of SFAS 142.

Interest expense.    Interest expense for the nine months ended September 30, 2002 decreased $7.6 million or 26% from 2001. Interest expense for nine months included a $0.8 million gain related to an interest swap compared to a $1.5 million loss in the same period last year. Lower overall interest rates and the repayment of debt from operating cash flows decreased the impact of the Lawrenceburg acquisition on interest expense. As a result of the acquisition of radio station WYGY-FM for $45.0 million on September 30, 2002, which was funded by borrowings under Media’s senior credit facilities, interest expense is expected to be higher for the fourth quarter of 2002, the year ended December 31, 2002 as well as future periods.

Net income.    Net income for the nine months was $15.3 million, an increase of $12.7 million or 488% over 2001. The $3.1 million transitional loss arising from the adoption of SFAS 142 was recognized as the cumulative effect of a change in accounting principle. Improved operating income, due in part to the adoption of SFAS 142, decreased interest expense and a reduced effective income tax rate contributed to the increase in net income.

Adjusted EBITDA.    Adjusted EBITDA is defined as net income before income taxes, extraordinary items, interest expense, interest income, depreciation and amortization, employee stock ownership plan expense, minority interest and any gain or loss on the disposition of assets. Consolidated Adjusted EBITDA for the nine months of $81.7 million represented an $11.2 million or 16% increase from 2001 to 2002. Radio’s nine months Adjusted EBITDA was $49.6 million, a $6.2 million or 14% improvement over 2001. Cable’s Adjusted EBITDA was $34.0 million, an increase of $5.3 million or 18% over 2001. Higher Adjusted EBITDA was due to improved Radio and Cable operating income. Cable’s Adjusted EBITDA included approximately $0.7 million related to the Lawrenceburg acquisition. Internet and Other’s Adjusted EBITDA was $(1.9) million, a $0.4 million decrease from 2001.

Media believes that although Adjusted EBITDA is not a required disclosure of generally accepted accounting principles, it provides a meaningful comparison of operating performance because it is commonly used in the radio and cable television industries to analyze and compare radio and cable television companies on the basis of operating performance, leverage and liquidity. Although the Company believes the metric is helpful in understanding its performance, Adjusted EBITDA should not be considered a substitute for net income or cash flow as indicators of the Company’s financial performance or its ability to generate liquidity. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies. A table reconciling Net Income and Adjusted EBITDA for the nine months ended September 30, 2002 and 2001 follows.

	For the Nine Months Ended September 30,
	2002	2001
	(in thousands of dollars)
Net income	$15,325	$2,559
Minority interests	4,138	1,705
Cumulative effect of change in accounting principle	3,069	—
Provision for income taxes	13,807	3,658
Interest expense, net	16,635	24,604
Other expense	1,198	2,409
Depreciation and amortization	20,913	28,892
ESOP expense	6,600	6,700

Adjusted EBITDA	$81,685	$70,527

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flow from operations and borrowings under its senior credit facilities. The Company’s future needs for liquidity arise primarily from capital expenditures and acquisition costs; potential acquisitions of radio stations, cable systems, or related properties; potential repurchases of its common stock and payments due on outstanding indebtedness and its senior credit facilities.

Net cash provided by operating activities was $66.2 million and $50.7 million for the nine months ended September 30, 2002 and 2001, respectively. Media’s net cash provided by operating activities was generated by normal operations.

Net cash used by investing activities was $87.1 million for the nine months ended September 30, 2002, including $45.0 million for acquiring WYGY-FM and $26.5 million for acquiring the Lawrenceburg cable system. Capital expenditures, excluding acquisitions, were $15.3 million and $22.0 million for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures were made largely to upgrade and maintain cable systems.

Net cash provided by financing activities was $22.9 million for the nine months ended September 30, 2002. Amounts borrowed under Media’s revolving credit facility increased by $44.6 million during the nine months ended September 30, 2002. At September 30, 2002, approximately $50.4 million was available for borrowing under Media’s senior credit facilities.

Media expects to make capital expenditures of $17.2 million during the remainder of 2002, primarily for cable systems upgrades. We expect to purchase approximately 34,000 square feet of office space, being constructed by a subsidiary of our parent, at a total cost of approximately $5.0 million in December 2002. A $10.0 million payment in connection with the prior acquisition of a radio station may be payable in the fourth quarter. Media expects to use existing credit facilities and operating cash flow to fund the cable systems upgrades and other capital requirements.

Media believes that funds generated from operations and the borrowing availability under its senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as noted in this report, Media has no current commitments or agreements with respect to any material acquisitions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We monitor and evaluate changes in market conditions on a regular basis. Based upon our recent review, management has determined that there have been no material developments affecting market risk since the filing of Media’s December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 4.     CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

(b)    Reports on Form 8-K during the quarter ended September 30, 2002

The Company filed a Form 8-K on July 9, 2002, concerning an agreement to purchase the assets of Radio Station WYGY-FM from Caron Broadcasting, Inc.

The Company filed a Form 8-K on August 2, 2002 under Item 5, Other Events indicating its earnings for the quarter ended June 30, 2002. Selected financial information was included therein.

On August 13, 2002, the Company filed a Form 8-K indicating that the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 2002 accompanied by the certifications of Peter P. Brubaker, the registrant’s principal executive officer, and John L. Finlayson, the registrant’s principal financial officer, required pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

In addition, the Company filed a Form 8-K on November 4, 2002 under Item 5, Other Events indicating its earnings for the quarter ended September 30, 2002. Selected financial information was included therein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2002

SUSQUEHANNA MEDIA CO.

By:	/s/ John L. Finlayson
John L. Finlayson Vice President and Principal Financial Officer

Certification

I, Peter P. Brubaker, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Susquehanna Media Co., “the registrant”;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ PETER P. BRUBAKER
Peter P. Brubaker Principal Executive Officer

Certification

I, John L. Finlayson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Susquehanna Media Co., “the registrant”;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JOHN L. FINLAYSON
John L. Finlayson Principal Financial Officer