Form 10-K
period 2002-12-31
SUSQUEHANNA MEDIA CO
filed 2003-03-31
CIK 1088146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number: 333-80523

SUSQUEHANNA MEDIA CO.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2722964 (I.R.S. Employer Identification No.)

140 E. Market Street, York, PA (Address of principal executive offices)	17401 (Zip Code)

Registrant’s telephone number, including area code: (717) 848-5500

Securities Registered Pursuant To Section 12(b) of The Act: None

Securities Registered Pursuant To Section 12(g) of The Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and 2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

As of June 30, 2002, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was $0.

     As of March 31, 2003, there were 1,100,000 shares of Common Stock outstanding all of which was held by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this report, as well as statements made by us in filings with government regulatory bodies, including the Securities and Exchange Commission (“SEC”), and in periodic press releases and other public comments and communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties.

     All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•	general economic and business conditions, both nationally and in our markets;
•	interest rate movements;
•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;
•	expectations and estimates concerning future financial performance;
•	the possibly material impact and timing of compensation expenses related to changes in performance share values and the change in value of minority interests subject to required repurchase;
•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;
•	financing plans and access to adequate capital on favorable terms;
•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;
•	the impact of competition from other radio stations, media forms and communication service providers;
•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;
•	changes in generally accepted accounting principles and standards, as well as SEC rules and regulations;
•	the possible non-renewal of cable franchises;
•	increases in programming costs;
•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;
•	advances in technology and our ability to adapt to and capitalize on such advances;
•	decreases in our customers’ advertising and entertainment expenditures; and
•	other factors over which we may have little or no control.

     All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Any forward-looking statement speaks only as of the date it was made, and, except for our ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not transpire. You should also read carefully the factors described in the “Risk Factors” section of this report.

RISK FACTORS

     Before you invest in our securities, you should be aware that there are various risks involved in your investment. You should read and consider carefully each of the following factors, as well as the other information contained in this report before making a decision to invest in our securities.

RISKS RELATING TO US AND OUR BUSINESSES

Our significant debt service obligations will limit our cash flow and affect how we operate our company.

     We have a significant level of debt and debt service obligations. As of December 31, 2002, we had approximately $521.1 million of indebtedness. We also had the ability to incur $50.2 million of additional debt under our senior credit facility. If we add new debt to our current debt levels, the related risks that we now face could intensify.

     Our substantial indebtedness poses important consequences to you, including the risks that:

•	we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	our indebtedness may limit our ability to obtain additional financing on satisfactory terms;

•	insufficient cash flow from operations may force us to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do at all or on satisfactory terms;

•	our level of indebtedness may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures;

•	indebtedness under the senior credit facility bears interest at variable rates which could create higher debt service requirements if market interest rates increase; and

•	our failure to comply with the financial and other covenants applicable to our debt could result in an event of default, which, if not cured or waived, could have a material adverse effect on us.

These risks may directly impact our ability to service our debt obligations.

We depend upon our subsidiaries for the cash flow necessary to service our debt obligations.

     Susquehanna Media is a holding company. We conduct our business through our operating subsidiaries and do not have any operations of our own. As a result, we are dependent upon the ability of our subsidiaries to provide us with cash, in the form of dividends, inter-company credits, loans or otherwise, to meet our debt service obligations. These subsidiaries are separate and distinct legal entities and have no obligations to pay any amounts due on our indebtedness or to make any funds available therefore. In addition, dividends, loans or other distributions to us from our subsidiaries may be subject to contractual or other restrictions, will depend upon the results of operations of such subsidiaries and may be subject to other business considerations.

     Not all of our subsidiaries are wholly-owned. To the extent that subsidiaries of Susquehanna Media that are not wholly-owned declare dividends or make other distributions to stockholders, these minority stockholders will receive their shares of such payments, and such amounts will not be available to service our indebtedness. The indenture governing our senior subordinated notes does, however, limit the amount of dividends and other distributions that may be paid to these minority stockholders.

Our indebtedness prohibits us from engaging in activities that may benefit us.

     Our senior credit facility and the indenture governing our senior subordinated notes each contain a number of significant covenants. These covenants limit or restrict our ability to:

•	incur additional debt;

•	pay dividends and make distributions;

•	repurchase securities;

•	make certain investments;

•	incur liens;

•	transfer or sell assets;

•	enter into transactions with insiders or related parties;

•	issue or sell stock of subsidiaries; or

•	merge or consolidate.

     These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests.

Our senior credit facility contains cross-default provisions that may enable senior lenders to proceed against collateral in the event of a default on our senior subordinated notes.

     The events that qualify under the indenture governing our senior subordinated notes as events of default, including a change of control, may also be events of default under our senior credit facility or other indebtedness. An event of default under the senior credit facility would permit our lenders to accelerate our indebtedness. If we cannot repay such borrowings when due, the lenders could proceed against the collateral securing the debt.

If we do not successfully integrate future acquisitions, we may not successfully increase our cash flow.

     As part of our business strategy, we intend to acquire suitable radio stations and cable systems. In the event that we acquire additional radio stations and cable systems, we may have difficulty integrating the operations, systems and management of such businesses, and unforeseen integration difficulties may require a disproportionate amount of management’s attention and our other resources. In addition, there can be no assurance that any future acquisitions will be as successful as recent acquisitions, and future acquisitions may not increase our cash flow or yield other anticipated benefits.

Recent events that are beyond our control have increased the level of public and regulatory scrutiny in general and in the capital markets and have resulted in increased regulation and new accounting standards. The reaction to these events may have negative impacts on our business, financial condition and access to capital.

     As a result of the bankruptcy filings by the Enron Corporation and WorldCom, Inc., recently discovered accounting irregularities of public companies, alleged insider trading violations and investigations by governmental authorities of companies in different industries, businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and companies’ relationships with their independent auditors. The capital markets and rating agencies also have increased their level of scrutiny. We believe that we are complying with all applicable laws, and we have taken steps to avoid these events, but it is difficult or impossible to predict or control what effect these types of disruptions may have on our business, financial condition or our access to the capital markets.

     Additionally, it is unclear what laws or regulations may develop, and we cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies or in our operations specifically. Any such new accounting standards could impact the way we are required to record revenues, assets and liabilities. These changes in accounting standards could lead to negative impacts on reported earnings or increases in liabilities that could, in turn, affect our reported results of operations.

RISKS RELATING TO THE RADIO BROADCASTING INDUSTRY

We are dependent upon advertising revenues to generate income and cash flow. A concentration of stations in any particular market intensifies our exposure to economic declines.

     We derive substantially all of our broadcast revenues from the sale of advertising on our radio stations. For the years ended December 31, 2002, 2001 and 2000, 93%, 92% and 92% of our radio revenues, respectively, were generated from the sale of broadcast advertising. Because advertisers generally reduce their spending during economic downturns, we could be adversely affected by a future national recession. In addition, because a substantial portion of our broadcast revenues are derived from local advertisers, our ability to generate advertising revenues in specific markets could be adversely affected by local or regional economic downturns.

     A concentration of stations in any particular market intensifies our exposure to economic declines. We are particularly dependent on advertising revenue from the San Francisco and Dallas markets, which generated 36% and 21%, respectively of our total radio revenue for the year ended December 31, 2001. Advertising revenue from the San Francisco and Dallas markets, generated 27% and 25%, respectively of our total radio revenue for the year ended December 31, 2002. In 2001, a dramatic decrease in advertising by Internet businesses decreased our San Francisco stations’ revenues. The decreased revenues resulted in lower operating income. During 2002, the San Francisco economy has experienced a modest recovery, however its recovery has trailed other markets.

The ongoing impact of acts of war and terrorism, which have further depressed economic activity in the United States and globally, may reduce our advertising revenues and have other negative effects on our business.

     The general slowdown in the Unites States economy, as well as the ongoing impact of acts of war and terrorism against the United States, and the country’s response thereto, could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and other factors. In addition, these ongoing events have further depressed economic activity in the United States and globally, including the markets in which we operate, and may have other negative effects on our business, the nature and duration of which we cannot predict. If these acts of war or terrorism or weak economic conditions continue or worsen, our financial condition and results of operations may be materially and adversely affected.

Competition from other radio stations and media forms could reduce our advertising revenues and cash flow.

     The radio broadcasting industry is very competitive. The success of each of our stations is dependent upon its audience ratings and share of the overall advertising revenues within its market. Our stations compete for audiences and advertising revenues directly with other radio stations, and some of the owners of those competing stations have much greater financial resources than we do. Our stations also compete with other media such as cable television, newspapers, magazines, direct mail, compact discs, music videos, the Internet and outdoor advertising. We cannot be sure that any of our stations can maintain or increase its current audience ratings or market share. In addition, other stations may change their format or programming to compete directly with our stations for audience and advertisers or engage in aggressive promotional campaigns. If this happens, the ratings and advertising revenues of our stations could decrease, the promotion and other expenses of our stations could increase, and our stations would have lower broadcast cash flow.

     New media technologies are also being introduced to compete with the radio broadcasting industry. Some of these new technologies are:

•	digital audio broadcasting and satellite digital audio radio service, which provide for the delivery of multiple new, high quality audio programming formats to local and national audiences; and

•	streaming audio delivered through the Internet.

     We cannot predict at this time the effect, if any, that any of these new technologies may have on the radio broadcasting industry in general or our stations in particular.

Licensing and ownership rules may limit the growth of our radio broadcasting operations.

     The radio broadcasting industry is subject to extensive regulation by the Federal Communications Commission under the Communications Act of 1934. FCC approval is required for the issuance, renewal or transfer of radio broadcast station operating licenses. We cannot operate our radio stations without FCC licenses. The failure to renew our licenses on their expiration dates or the inclusion of conditions or qualifications in our licenses could have a negative impact on our business. The Communications Act and FCC rules impose specific limits on the number of stations an entity can own in a single market. Ownership rules may affect our acquisition strategy because they may prevent us from acquiring additional stations in a particular market. We may also be prevented from engaging in a swap transaction if the swap would cause us to violate these rules.

     The FCC has indicated that it may examine and may impose limits upon the advertising revenue share acquired by one entity in a single market. It is not clear how the FCC will proceed in this area. In addition, the Department of Justice, either directly through its administration of the Hart-Scott-Rodino pre-merger notification requirements, or generally, has taken an active role in reviewing acquisitions of stations in particular markets and, in some instances, has conditioned its clearance on the parties’ agreement to limit market share to a level approved by the Department.

Media Ownership Policy Reexamination

     In 2001, the FCC began rulemaking proceedings on two of its broadcast ownership rules — the Broadcast-Newspaper Cross-Ownership Rule and the Local Radio Ownership Rule. In September of 2002, the FCC issued a Notice of Proposed Rulemaking, or NPRM, in which it sought comment on its four other broadcast ownership rules: the Television-Radio Cross-Ownership Rule; the Dual Network Rule; the Local Television Ownership Rule; and the National Television Ownership Rule. The September NPRM consolidated the three proceedings into a single biennial review for all broadcast ownership rules; such biennial reviews are required in accordance with the 1996 Telecom Act. Final comments were due to be filed no later than February 3, 2003, and a decision whether to retain the existing rules or perhaps relax them may be forthcoming from the FCC as early as the end of March 2003. Relaxation of the multiple ownership rules may allow us, and competitors, to increase the number of stations we own in a particular market, and may permit us, and competitors, to own other media in a particular market. We cannot predict the impact of the results of the FCC’s rulemaking on our business.

RISKS RELATING TO THE CABLE TELEVISION INDUSTRY

Competition from other communication service providers could reduce our revenues and cash flow.

     Cable television systems operate in a very competitive business environment, and we may compete against competitors with fewer regulatory burdens, greater financial and personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, regional bell operating companies and others may result in providers capable of offering cable television and other telecommunications services in direct competition with us.

     Our cable television systems face competition from:

•	alternative methods of receiving and distributing television signals, including:

1.	direct broadcast satellite, which is a satellite service of one or more program channels that can be received on a subscriber’s premises directly using an antenna;

2.	multichannel multipoint distribution systems, which use low power microwave frequencies with increased channel capacity to transmit video programming over the air to customers;

3.	satellite master antenna television systems, which use one central antenna to receive and deliver programming to a concentrated group of viewers, such as in apartments, hotels or hospitals; and

4.	broadcast digital television, which can deliver high definition television pictures, digital-quality programs and CD-quality audio programming;

•	data transmission and Internet service providers;

•	regional bell operating companies, other telephone companies, public utility companies and other entities that are in the process of entering the cable television business; and

•	other sources of news, information and entertainment such as newspapers, movie theaters, live sporting events and home video products, including videotape cassette recorders and digital video disc players.

If our cable franchises are not renewed or if our franchises encounter competition, we may experience a significant decline in our revenues and cash flow.

     Cable television companies operate under non-exclusive franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Our business is dependent upon the retention and renewal of our local franchises. The non-renewal or termination of franchises relating to a significant portion of our subscribers could have a material adverse effect on our revenues and cash flow. A franchise is generally granted for a fixed term ranging from 5 to 15 years, but in many cases the franchise may be terminated if the franchisee fails to comply with the material provisions of the franchise agreement. Franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the “fair market value,” but with no value allocated to the franchise itself in a non-renewal situation, for the system covered by such franchise. No assurances can be given that we will be able to retain or renew our franchises or that the terms of any such renewals will be on terms as favorable to us as our existing franchises.

Changes in cable television regulation could increase our costs and reduce our revenues.

     Federal, state and local regulation can increase the costs of operating our cable systems and limit the rates we can charge. The Cable Television Consumer Protection and Competition Act of 1992, the Telecommunications Act of 1996 and the FCC’s rules implementing these acts have increased the administrative and operational expenses of cable television systems. The FCC and local or state franchise authorities have also gained additional regulatory oversight powers under these acts. The FCC is currently considering whether franchise authorities should be allowed to collect a franchise fee on revenues derived from cable modem service. The FCC and Congress continue to be concerned that rates for programming services are rising at a rate exceeding inflation. It is therefore possible that, notwithstanding the recent elimination of cable programming service tiers rate regulation, Congress may enact legislation in the future to reimpose additional rate controls on cable systems.

     Cable television systems generally operate pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local governmental entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies. No state in which we currently operate has enacted state level regulation. We cannot predict whether any of the states in which we currently operate will engage in such regulation in the future. If we become subject to this type of regulation, the costs of operating our cable systems may increase and the rates we can charge may be limited.

If our programming costs continue to increase and we cannot pass them along to our customers, our cash flow will decrease.

     Our cable programming costs are increasing. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 33% and 29% of the our total operating costs for the years ended December 31, 2002 and 2001, respectively. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. Moreover, television stations have become increasingly aggressive in demanding cash or other consideration in return for granting retransmission consent for our ability to carry such stations. This escalation may continue, and we may not be able to pass programming cost increases on to our subscribers. In addition, as we add programming to our limited and “expanded basic” tiers, we may face additional market constraints on our ability to pass these costs on to our subscribers. Our financial condition, results of operations and cash flows could be negatively affected by further increases in programming costs.

PART I

Item 1. Business

     Overview of Susquehanna Media

     Susquehanna Media was incorporated in 1993 as a cable and radio broadcasting holding company subsidiary of Susquehanna Pfaltzgraff Co. (“Susquehanna Pfaltzgraff”). Susquehanna Pfaltzgraff was founded in 1941 by Louis J. Appell, Sr. to own and operate WSBA-AM, our flagship radio station in York, Pennsylvania. In 1954, The Pfaltzgraff Co., a leading manufacturer of ceramic dinnerware, was merged into Susquehanna Pfaltzgraff. The Pfaltzgraff Co. had been owned by the family of Mrs. Louis J. Appell, Sr. We entered the cable television business in 1965 when we were awarded a franchise to operate in York, Pennsylvania.

     We are a diversified communications company with operations in radio broadcasting and cable television. We are the second largest privately owned radio broadcaster and the 11th largest radio broadcaster overall in the United States based on 2001 revenues. As of December 31, 2002, we owned and operated nineteen FM and eight AM stations that serve four of the nation’s ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as four other markets (Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania). We were also the 18th largest cable multiple system operator in the United States based on subscribers with five cable systems serving approximately 206,500 subscribers as of December 31, 2002.

     We also provide Internet access and enhanced services to residential and business customers under the trade name “BlazeNet.” Our services include (i) Internet access via telephone dial-up service or cable modem, (ii) website creation, hosting and maintenance, and (iii) local and wide area network design, construction and operation. Custom designed web integrated solutions and services for the media and entertainment, retail and associations and not-for-profit markets are provided to commercial customers under the trade name of “Susquehanna Technologies.”

     Radio Broadcasting

     Our radio broadcasting business focuses on operating, acquiring and developing radio stations in the 40 largest markets in the United States. We have over 60 years of experience operating radio properties and currently own stations serving the demographically attractive San Francisco, Dallas, Houston and Atlanta markets, four of the top ten radio markets in the United States. Our radio stations offer a broad range of programming formats, such as country, top 40, adult contemporary, oldies, rock, and sports and talk radio, each targeted to a specific demographic audience within a market. We believe that our large market radio presence and variety of programming formats makes us attractive to a diverse base of local and national advertisers and enables us to capitalize on our ratings to generate higher market revenue share.

     Our business strategy for radio includes the following key elements intended to establish leadership positions in the markets we serve and to enhance our operating and financial performance:

•	Focus on large markets. For the year ended December 31, 2002, we generated approximately 73% of our radio revenues from the ten largest markets in the United States and more than 97% from top 40 markets. We intend to continue focusing on large markets.

•	Employ targeted programming and market research. We seek to maximize station operating performance through extensive market research, innovative programming, and distinctive marketing campaigns.

•	Emphasize sales and marketing. We place great emphasis on being familiar with our listening audience and their lifestyle characteristics in order to match effectively our audience’s demographics with the specific target audiences of our advertisers.

•	Decentralize management. We decentralize much of our operations to regional and local levels. Each of our regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics, and competitive opportunities of their particular market.

•	Selectively pursue strategic acquisitions. In addition to seeking continued internal growth, we intend to pursue acquisition opportunities that would allow us to continue to compete more effectively for advertising revenues and to increase our growth rate of revenues and cash flow.

     The Radio Broadcasting Industry

The radio broadcasting industry is characterized by the following key factors:

     Significant growth. The sale of advertising time to local and national spot advertisers and to national network advertisers is the primary source of revenues for radio stations. Local and national spot advertising is generally used to target the market where a station is located or to cover regions larger than the markets where a station is located. National network advertising is included in national syndicated programming aired on radio stations. The growth in total radio advertising revenue tends to be fairly stable, growing over the last 25 years at an approximately 8.6% compound annual rate, compared to a gross domestic product growth rate of approximately 6.8%.

     Broad market coverage. According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers 2002-2003, each week radio reaches approximately 96% of all Americans over 12 years of age. More than one-half of all radio listening occurs outside the home, and 84% of adults are reached by car radio each week. The average listener spends approximately three hours per day listening to radio. The highest portion of radio listening occurs during the morning, particularly between the time a listener wakes up and the time he reaches work. This “morning drive time” period reaches more than 85% of people over 12 years of age, and as a result, radio advertising sold during this period achieves premium advertising rates.

     Low-cost advertising. The cost to reach a thousand listeners, or impressions, is the benchmark for comparing different media with different reach and frequency aspects. Radio is recognized by the advertising community for its ability to generate a high frequency of commercial impressions cost efficiently. This is caused by its low cost per minute, or low cost per rating point. Stations are generally classified by their on-air format, such as country, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to efficiently target certain demographics. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to enable advertisers to maximize their reach for each dollar of advertising expenditures.

     Radio Properties

     Our radio subsidiary, Susquehanna Radio Corp., operates radio stations in San Francisco, Dallas, Houston and Atlanta, all of which are top ten markets, as well as radio stations in Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania. The following table sets forth certain information regarding our radio stations and their respective markets as of December 31, 2002. The table excludes WABZ-FM in Albemarle, North Carolina, KIKT-FM and KGVL-AM in Greenville, Texas, WAVG-AM in Jeffersonville, Indiana, KQKC-FM and WZZB-AM in Seymour, Indiana, and KKLF-AM in Dallas/Ft. Worth, Texas, which are owned by us, but operated by third parties under a time brokerage agreement. Market rank by revenue is based upon market revenue size of the primary radio market served by the station among all radio markets in the United States, as reported in Duncan’s 2002 Radio Market Guide for the year 2001. Station rank and audience share are based upon a station’s share of its primary demographic target for the period Monday through Sunday, 6 a.m. to 12 midnight by market, as reported by Arbitron in Fall 2002. Combined market revenue share represents our share of the total radio advertising revenue from the market, as reported in Duncan’s 2002 Radio Market Guide. Combined market revenue rank represents our rank in the market as measured by the amount of its radio advertising revenue from the market, as reported in Duncan’s 2002 Radio Market Guide.

						Station
					Station	Audience
	Market				Rank	Share In	Combined	Combined
	Rank	Station		Primary	In Primary	Primary	Market	Market
	By	Programming	Year	Demographic	Demographic	Demographic	Revenue	Revenue
Market And Stations	Revenue	Format	Acquired	Target	Target	Target	Share	Rank

San Francisco, CA	4						17.4%	3
KFOG/KFFG-FM(1)		Adult Album Alternative	1983/1995	A 25-44	4	3.8%
KNBR-AM		Sports/Talk	1989	M 25-54	1	5.9%
KSAN-FM		Classic Rock	1997	M 25-44	2	4.2%
KTCT-AM		Sports/Talk	1997	M 25-54	16	2.0%
Dallas/Ft. Worth, TX	5						13.0%	4
KTCK/KTBK-AM/
KTDK-FM(1)		Sports/Talk	1996	M 25-54	1	7.9%
KPLX-FM		Country	1974	A 25-54	1	6.5%
KLIF-AM		Talk	1980/1998	A 35-64	18	1.6%
KDBN-FM(2)		Classic Rock	1996/1998	M 25-54	6	4.2%
Atlanta, GA	6						7.0%	6
WNNX-FM		Modern Rock	1974	M 18-34	5	5.7%
WWWQ-FM		Contemporary Hit Radio	1997	W 18-34	4	6.3%
Houston, TX	8
KRBE-FM		Contemporary Hit Radio	1986	W 18-34	3	8.0%	6.7%	6
Cincinnati, OH	21						12.1%	3
WRRM-FM		Adult Contemporary	1972	W 25-54	1	11.7%
WMOJ-FM		Rhythmic Oldies	1997	W 35-64	2	8.9%
WYGY-FM		Country	2002	A 25-54	12	3.6%

						Station
					Station	Audience
	Market				Rank	Share In	Combined	Combined
	Rank	Station		Primary	In Primary	Primary	Market	Market
	By	Programming	Year	Demographic	Demographic	Demographic	Revenue	Revenue
Market And Stations	Revenue	Format	Acquired	Target	Target	Target	Share	Rank

Kansas City, KS	29						15.2%	3
KCMO-FM		Oldies	2000	A 35-54	4	5.6%
KCFX-FM		Classic Rock	2000	A 25-54	3	6.0%
KCMO-AM		Talk	2000	A 35-64	16	2.4%
KFME-FM(3)		Hot Adult Contemporary	2001	A 25-49	13	3.9%
Indianapolis, IN	31						23.4%	2
WFMS-FM		Country	1972	A 25-54	2	11.7%
WGLD-FM		Oldies	1993	A 35-54	3	9.2%
WGRL-FM		80’s Hits	1997	A 25-54	13t	3.4%
York, PA	103						36.2%	1
WARM-FM		Adult Contemporary	1962	W 25-54	1	12.5%
WSBA-AM		Talk	1942	A 35-64	9	3.3%

(1)	These stations are simulcast and have been combined for market rank and audience share.

(2)	This station changed its format to classic rock on January 3, 2002. The station changed its call letters from KKMR-FM to KDBN-FM effective January 28, 2002.

(3)	KFME-FM signed on June 18, 2001. Our Kansas City sales staff is selling the station’s commercial airtime under a joint sales agreement with Jesscom, Inc., which is programming and operating the station. The station is licensed to 105.1 FM LLC, of which we own 40% and an option to acquire the remaining interest in the station.

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

     Dallas/Ft. Worth. We have been operating in the Dallas/Ft. Worth market since 1974, and currently own four FM and five AM stations in the area. Three of our stations, KTCK-AM, KTBK-AM, and KTDK-FM, which are programmed with a sports talk format and are simulcast, are each ranked 1st in the market among males 25 to 54. KPLX-FM, which is programmed with a “Texas” country format, is rated 1st in the market among persons 25 to 54. On January 3, 2002, KDBN-FM changed its format to classic rock. KIKT-FM and KGVL-AM in Greenville, Texas, and KKLF-AM in Dallas/Ft. Worth, Texas are owned by us, but operated by third parties under a time brokerage agreement.

     Atlanta. Atlanta represents one of the most desirable radio broadcast markets in the country, with only 20 FM and 30 total radio stations serving the market. We currently own two FM stations in the market. We entered the Atlanta market in 1974 with the acquisition of WNNX-FM, which is programmed with modern rock and ranked 5th among men 18 to 34. In November 2000, the FCC granted our petition to move WHMA-FM, a country station in Anniston, Alabama, to the Atlanta market. Station call letters were changed to WWWQ-FM when it debuted in the Atlanta market on January 22, 2001 with a Top 40 format.

     Houston. We entered the Houston market in 1986 when we acquired KRBE-FM, which serves the Houston market with a Top 40 radio format. KRBE-FM has been a dominant radio station in Houston since the 1970s and is ranked 3rd among women 18 to 34. This station attracts over 700,000 listeners each week.

     Cincinnati. We have operated in Cincinnati since 1972, and currently own three FM stations in the market. WRRM-FM, which is programmed with adult contemporary, is the sole adult contemporary station in the market and is ranked 1st among women 25 to 54. WMOJ-FM, which is programmed as a rhythmic oldies station, placing 2nd among women 35 to 64. WYGY-FM is a country station, which we purchased in the fall of 2002.

     Indianapolis. We have operated in Indianapolis since 1972, and currently own three FM stations in the market. WFMS-FM, which is programmed with contemporary country, is the second ranked station among women 25 to 54 and has ranked either 1st or 2nd in the market since 1992. Oldies WGLD, with its 50 kilowatt transmitting power, effectively targets adults 35-54, ranking 3rd in the market. Since switching its format from Young Country to Eighties’ Hits on December 26, 2001, WGRL-FM has seen improvement in audience ratings and renewed interest from the advertising community.

     Kansas City. In July 2000, we acquired three radio stations serving the Kansas City market. Oldies KCMO-FM is ranked 4th in its target adult 35-54 demographic. KCFX-FM ranks 3rd among adults 25 to 54 and is the flagship station for the Kansas City Chiefs. KCMO-AM is one of the oldest continuously operated talk radio stations in the United States, on the air since 1936. In 2001, the Company agreed to sell KFME-FM’s commercial airtime under a joint sales agreement with Jesscom, Inc., who is programming and operating the station. The Company holds a 40% interest in joint venture with Jesscom, Inc. to operate KFME-FM.

     York. We have operated in York since 1942, and currently own two stations in the market. WARM-FM, which is programmed with an adult contemporary format, ranking 1st among women 25 to 54. WSBA-AM, which is programmed talk and news, is the AM ratings leader in York.

     Advertising

     Most of our radio revenues are generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2002, approximately 80% of our radio revenues were generated from the sale of local and regional advertising, compared to 81% in 2001 and 78% in 2000. We generate additional radio revenues by marketing our proprietary database of listeners, selling print advertising and sponsoring local events. These important and growing sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time.

     Each radio station’s local sales staff solicits advertising either directly from local advertisers or indirectly through advertising agencies. We employ personnel in each of our markets to produce commercials for advertisers. National advertising sales are made by a firm specializing in such sales in exchange for a commission from us based on our gross revenue, net of agency commission from the advertising sold. Regional advertising sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

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

     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:

•	a station’s share of audiences in the demographic groups targeted by advertisers;

•	the number of stations in the market competing for the same demographic groups;

•	the supply of and demand for radio advertising time; and

•	certain qualitative factors.

     Rates are generally highest during morning and afternoon commuting hours. A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives in connection with advertising sales and are used by us to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry’s and our principal rating agency is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets.

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

     Our stations compete directly for listeners and advertising revenues with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base comprised of specific demographic groups in each of its markets, we are able to attract advertisers seeking to reach those listeners. Radio stations periodically change their formats to compete directly with other stations for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, accordingly, lower our operating income.

     Factors that are material to a radio station’s competitive position include management experience, the station’s local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. We attempt to improve our competitive position in each of our markets by extensively researching our stations’ programming, by implementing advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars for each individual station. In selling advertising, however, we compete with many organizations that have substantially greater financial and other resources.

     Recent changes in the Communications Act and the FCC’s rules and policies permit increased ownership and operation of multiple local radio stations. As a result, organizations are acquiring and operating larger blocks of radio stations. We compete with these organizations, as well as other radio station groups, to purchase additional stations. Some of these groups are owned or operated by companies that have substantially greater financial and other resources.

     Although the radio broadcasting industry is highly competitive, and competition is enhanced to some extent by changes in existing radio station formats and upgrades of power, certain regulatory limitations on market entry continue to exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited by the availability of FM and AM radio frequencies allotted or assigned by the FCC to communities in that market, as well as by the FCC’s multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. See “Federal Regulation of Radio Broadcasting.”

     In addition to other radio stations, we compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons, Internet and outdoor advertising. The radio broadcasting industry also competes with new media technologies, such as the delivery of audio programming by cable television systems, over the Internet, and by satellite digital audio radio services. Digital audio radio services may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. Despite the introduction of new technologies for the delivery of entertainment and information, including television broadcasting, cable television, audiotapes and compact discs, the radio broadcasting industry historically has grown. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the introduction of new media technology will not have an adverse effect on the radio broadcasting industry.

     Cable Television

     We entered the cable television industry in 1965, when we were awarded the franchise to operate in York, Pennsylvania. Our cable systems currently serve approximately 206,500 subscribers as of December 31, 2002 through five cable systems with a total of ten signal receiving and transmitting facilities (headends) in Pennsylvania, Mississippi, Maine, Illinois and Indiana. We own, develop and operate geographically clustered cable television systems in small and medium-sized communities. We believe that these systems are less susceptible to competition and subscriber turnover than urban cable television systems and result in more predictable revenue and cash flow.

     Our business strategy for cable television includes the following key elements intended to enhance our operating and financial performance:

•	Build strategic clusters. To maximize operating efficiencies, we have pursued the development and acquisition of cable television systems in communities that are within close proximity to our existing systems.

•	Focus on customer satisfaction. To maximize customer satisfaction, we strive to provide reliable, high-quality service offerings, superior customer service and attractive programming choices at reasonable rates.

•	Continue upgrade of technical facilities. We seek to provide reliable, high-quality cable television services to our customers. To achieve this goal we are continually expanding and upgrading our cable systems to increase channel capacity, enhance signal quality, improve technical reliability and reduce the number of headends in existing systems.

•	Develop new sources of revenues. The investment we have made in our cable systems has enabled us to generate additional revenue by providing expanded tiers of basic programming, digital cable services, premium services, and additional pay-per-view services. In addition, we are expanding new services, such as Internet access, high-speed data and are evaluating video-on-demand, telephony, and other interactive services.

     The Cable Television Industry

     Total customers of a cable system include customers who subscribe to either the basic video service or Internet Access using a cable modem. A cable customer generally pays an initial installation charge and fixed monthly fees for cable television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Additionally, cable television operators frequently offer their customers home shopping services, from which the systems receive a share of revenue from sales of products in the systems’ service areas. Cable television operators are also generating increasing revenues from the sale of enhanced data services. Cable television revenues tend to be stable, growing over the last 15 years at a 10.2% compound annual rate, compared to a gross domestic product growth rate of 5.4%. Cable television did not experience a single down year in revenue during this period of time. Cable television systems offer customers various levels (or “tiers”) of cable television services consisting of:

•	a limited basic service, comprised of off-air broadcast television signals, local origination programming produced by the cable system and/or public access groups, and a limited number of satellite services such as home shopping channels and C-Span; and

•	an expanded basic service, comprised of satellite delivered, non-broadcast channels such as: Cable News Network (CNN), Entertainment and Sports Programming Network (ESPN) and Lifetime Network (LIFE).

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

     On an a la carte basis or for an additional monthly charge, our basic subscribers can also get Internet access via a cable modem, which offers broadband access to the Internet at speeds exceeding standard dial-up access. Services offered include residential and commercial Internet access, e-mail and commercial point-to-point circuits. Cable modem revenues from Cable subscribers are included in the Cable segment.

     A cable television system receives television, radio and data signals that are transmitted to the system’s headend by means of off-air antennae, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, through coaxial cable and fiber optic cable, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 20 years.

     Cable Properties

     The following table sets forth certain information regarding our cable systems as of December 31, 2002. Homes passed represents the maximum number of homes that could become subscribers in the particular cable system. Total customers represents the total of video only and cable modem only customers. Total customer penetration represents total customers as a percentage of homes passed. Basic penetration represents basic subscribers as a percentage of homes passed. Digital penetration represents digital terminals as a percentage of basic subscribers. Premium penetration represents premium units as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Cable modem penetration represents cable modem subscribers as a percentage of homes passed. Average monthly revenue per basic subscriber (television and cable modem) represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

									Average
									Monthly
			Total					Cable	Revenue
	Homes	Total	Customer	Basic Video	Basic Video	Digital	Premium	Modem	Per Basic
Cable System	Passed	Customers	Penetration	Subscribers	Penetration	Penetration	Penetration	Penetration	Subscriber

Pennsylvania
York	125,313	91,143	72.7%	91,102	72.7%	25.0%	36.7%	10.6%	$51.94
Williamsport	53,904	41,025	76.1%	40,913	75.9%	18.8%	25.4%	9.9%	$49.62
Mississippi
Rankin	38,489	23,289	60.5%	23,289	60.5%	34.0%	46.3%	NA	$49.58
Maine
Brunswick	29,933	20,565	68.7%	20,308	67.8%	20.2%	26.8%	22.7%	$55.87
Illinois/Indiana
Midwest	45,114	30,350	67.3%	30,314	67.2%	15.3%	30.6%	2.1%	$42.79

Totals	292,753	206,372	70.5%	205,926	70.3%	22.9%	33.7	9.0%	$50.35

     Cable Systems

     The following table sets forth certain selected technical, operating and financial data for each of our cable systems as of and for the year ended December 31, 2002. Density represents homes passed divided by miles of plant. Plant bandwidth represents percentage of plant mileage within a system served by the indicated plant bandwidth. Increased bandwidth offers greater capacity for signals and resultant additional revenues. Total customer penetration represents total customers as a percentage of homes passed. Basic penetration represents basic subscribers as a percentage of homes passed. A basic subscriber is a household receiving at least our lowest level of video service. Digital terminals represents the number of active terminals for which customers have subscribed to digital services. Digital penetration represents digital terminals as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Premium penetration represents premium units as a percentage of basic subscribers. Cable modem penetration represents cable modem subscribers as a percentage of homes passed. Average monthly revenue per basic subscriber represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

	YORK	WILLIAMSPORT	RANKIN	BRUNSWICK	MIDWEST	TOTAL

TECHNICAL DATA:
Miles of Plant	1,802	1,024	768	790	940	5,324
Density	70	53	50	38	48	55
Head-ends	1	1	2	1	5	10
Plant Bandwidth:
330-450MHz	0.0%	0.0%	65.0%	6.0%	26.0%	14.0%
550 MHz	0.0%	0.0%	24.0%	32.0%	49.0%	17.0%
750 MHz	100.0%	100.0%	11.0%	62.0%	25.0%	69.0%
OPERATING DATA:
Homes passed	125,313	53,904	38,489	29,933	45,114	292,753
Total customers	91,143	41,025	23,289	20,565	30,350	206,372
Total customer penetration	72.7%	76.1%	60.5%	68.7%	67.3%	70.5%
Basic Subscribers	91,102	40,913	23,289	20,308	30,314	205,926
Basic penetration	72.7%	75.9%	60.5%	67.8%	67.2%	70.3%
Digital terminals	22,970	7,704	7,924	4,097	4,650	47,165
Digital penetration	25.0%	18.8%	34.0%	20.2%	15.3%	22.9%
Premium units	33,421	10,392	10,791	5,436	9,265	69,305
Premium penetration	36.7%	25.4%	46.3%	26.8%	30.6%	33.7%
Cable modems	13,308	5,332	NA	6,781	945	26,366
Cable modem penetration	10.6%	9.9%	NA	22.7%	2.1%	9.0%
FINANCIAL DATA:
Revenue (in thousands)	$56,547	$24,326	$13,802	$13,775	$14,304	$122,754
Average monthly revenue per basic subscriber	$51.94	$49.62	$49.58	$55.87	$42.79	$50.35

     York. The York, Pennsylvania cable system is our largest, serving subscribers in 51 municipalities and accounting for 44% of our total subscribers and 46% of our 2002 Cable revenues. A hybrid fiber/coaxial rebuild of the York system began in 1995 and is now completed. The entire cable plant now has a capacity of 750 MHz. The York system is two-way capable, which allows cable modem service and other interactive services. Cable modem service has been provided to customers since 1997, with approximately 11% penetration to homes passed as of December 31, 2002. Digital services were launched in October 1999, with penetration exceeding 25% of basic customers as of December 31, 2002. The York system was one of the first systems in the country to launch interactive shopping and games on digital terminals.

     Williamsport. The Williamsport system accounts for 20% of our total subscribers and 20% of our 2002 Cable revenues. The system has been completely rebuilt to 750 MHz and is two-way capable. Cable modem services are presently offered to residential and commercial customers with penetration of nearly 10% of homes passed as of December 31, 2002. Digital services were launched in June 2000 with penetration of nearly 19% of basic customers as of December 31, 2002.

     Rankin. The Rankin County, Mississippi cable system encompasses three small towns, many upscale suburban developments and the southeastern shore of an attractive reservoir recreation area just east of the state capital of Jackson. The area continues to experience housing growth. Over the past five years, the average annual compound internal growth rate of new subscribers to the Rankin system has been 2.8%, and the system accounts for 11% of our total subscribers and 11% of our 2002 Cable revenues. Approximately 35% of the Rankin system currently has a bandwidth of 550 MHz or greater. The system launched digital technology in February 2000, and digital penetration is approximately 34% of basic customers as of December 31, 2002. Rankin does not offer cable modem service.

     Brunswick. The Brunswick cable system serves the communities of Brunswick, Freeport, Bath, Harpswell and Woolwich, Maine and accounts for 10% of our total subscribers and 11% of our 2002 Cable revenues. The Brunswick system is two-way capable. The system has been providing cable modem service since 1996 to commercial customers and since 1998 to residential customers. Cable modem penetration is approximately 23% of homes passed as of December 31, 2002. Digital services were launched in August 2000, and exceed 20% penetration to basic customers as of December 31, 2002.

     Midwest. The Midwest cable system serves Shelbyville and Lawrenceburg, Indiana and Olney and DuQuoin, Illinois. The Lawrenceburg area was acquired April 1, 2002 and added 11,300 basic video subscribers to the Midwest system. The Midwest system accounts for 14% of our total subscribers and approximately 12% of our 2002 Cable revenues. The system currently has bandwidth ranging from 450 MHz to 750 MHz, with 74% between 550 and 750 MHz. Rebuilds have been completed in all areas except for a portion of the acquired Lawrenceburg, Indiana system. Digital services were launched in 2000, with penetration of nearly 15% of basic customers as of December 31, 2002.

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

     Programming costs are expected to increase in the ordinary course of our business as a result of increases in the number of basic subscribers, increased costs to purchase cable programming, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. In the event that we acquire Comcast’s ownership interests in Susquehanna Cable, our programming costs will increase faster than they would otherwise. See Part III, Item 13 of this annual report for additional details regarding our relationship with Comcast.

     Marketing, Customer Service And Community Relations

     Our cable marketing strategy is designed to increase total revenues and revenues per subscriber by:

•	aggressively promoting and marketing our current services;

•	expanding our product offerings; and

•	providing superior customer service.

     We believe that this strategy will enable us to acquire new customers and maintain a positive relationship with existing customers to retain their business and sell them additional products. Implementation strategies include:

•	targeted marketing campaigns using direct mail and telemarketing;

•	price promotions, such as installation specials, to attract new subscribers and a one month premium sampling program for all new digital video customers;

•	multiplexed premium channels to improve their price/value perception; and

•	advertisement and sponsorship of community-based events to enhance our local presence.

     We believe that providing superior customer service is a key element of our long-term success because the quality of customer service affects our ability to retain customers. We believe that it also contributes to subscriber growth and positions us to sell additional products and services. To enhance customer service, we have initiated programs to improve the skills of our employees. In 2000, we introduced an initiative for customer service employees entitled Sales Training for Excellence in Leadership, Learning and Retention (STELLAR, then STELLAR Plus in 2001), which includes extensive training, performance follow-up and standardized customer service and sales skills for all customer service representatives.

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

     Technology

     As part of our commitment to customer service, we seek to provide reliable, high-quality cable television service. As such, our primary objective with respect to Susquehanna Cable’s capital expenditures is to maintain, expand and upgrade its cable plant to improve and expand its cable television services. Through a capital investment program, we have expanded channel capacity, enhanced signal quality, improved technical reliability and provided a platform to deliver high-speed data services, including Internet access. We believe that such technical improvements and upgrades create additional revenue opportunities, enhance operating efficiencies, improve franchising relations and increase customer satisfaction. We expect capital spending in 2003 for rebuild activities to total approximately $11.1 million, which we expect to be funded by operations and existing credit facilities.

     The following table summarizes, as of December 31, 2002, our existing bandwidth profile and our bandwidth profile upon completion of work-in-progress projects (which are generally expected to be completed by the end of 2003).

	330 TO 450 MHz	550 MHz	750 to 860 MHz
	(Approximately 60	(Approximately 82	(Approximately 82
	Analog Channels)	Analog Channels)	Analog Channels) (1)

EXISTING BANDWIDTH PROFILE
Miles of plant	796	902	3,626
% miles of plant	14%	17%	69%
BANDWIDTH PROFILE UPON COMPLETION OF WORK IN PROGRESS
Miles of plant	29	904	4,506
% miles of plant	1%	17%	82%

(1)	Plus 200 MHz of additional bandwidth for digital programming and other enhanced services.

     Our use of fiber optic technology as an enhancement to coaxial is enabling us to consolidate headends and reduce amplifier cascades, thereby improving picture quality and system reliability and reducing headend and maintenance expenditures. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. In our larger systems, fiber optic technology is deployed in a “ring” design providing a redundant path for video and data signals being delivered to large subscriber groups. This approach provides an extra degree of reliability in the event that fiber optic cable is damaged on the primary path.

     Digital compression is a technology that enables cable operators to increase channel capacity of cable television systems by permitting a significantly increased number of digitalized video signals to fit within a cable television system’s existing bandwidth. At December 31, 2002, digitally compressed services were available to 99% of our customer base.

     The provision of high-speed cable modems to residential and business customers has become a significant source of additional revenue to the cable industry. Cable modem revenues represented approximately 8% and 5% of 2002 and 2001 Cable revenues, respectively. Cable modems provide Internet access at higher speeds and lower costs than the technologies offered by other communication providers. For example, a 10 megabit-capable cable modem provides Internet access at download speeds approximately 10 times faster than typical 56.0-kilobit dial-up telephone modem connections. Cable modem service is available in every system except our Rankin County facility.

     Internet and Other Services

     For the years ended December 31, 2002 and 2001, our Internet and Other segment accounted for approximately 2.8% and 3.4% of our total revenues.

     Susquehanna Data Services. Susquehanna Data Services, Inc., a subsidiary of ours, was formed in 1996 to provide Internet and data networking services to residential and business customers. Marketing its products and services under the trade name “BlazeNet,” Susquehanna Data Services offers Internet access over both telephone and cable modems, website creation, hosting and maintenance, local and wide area network design, construction and operation, and telecommunications products from Susquehanna Adelphia Telecommunications and other local telephone companies. As a website host, we provide a central computer that is connected to the Internet 24 hours a day. We store all of our customers’ website files on our computer so that each website and all of its content are available to users worldwide at all times. Our local and wide area network services enable us to provide network services in both a limited area, such as a building or campus, or a larger area extending beyond a single building or campus. As of December 31, 2002, BlazeNet provided access service to approximately 10,200 business and consumer accounts. Former BlazeNet residential cable modem subscribers are now served by our York cable operations.

     Susquehanna Technologies. The web design company that we acquired in October 2000 has been remarketed as Susquehanna Technologies. Susquehanna Technologies’ focus is on custom designed web integration solutions and services to the media and entertainment, retail and associations and government sectors. Due to the collapse of the Internet sector in 2001, which has continued through 2002, sales for Susquehanna Technologies have been stagnant. A $5.0 million goodwill impairment loss related to this reporting unit was recognized for the year ended December 31, 2002.

     Adelphia Partnership. In 1997, Susquehanna Media, through its wholly-owned subsidiary Susquehanna Fiber Systems, Inc., entered into a 50/50 partnership with Adelphia Business Solutions, Inc. to enter the competitive local exchange carrier business in the York, Pennsylvania market. The partnership provides long distance access circuits to businesses bypassing the local telephone company, point-to-point data circuits and switched business access services. Susquehanna’s York cable operation has constructed and maintains a 242 mile fiber optic SONET ring network that is leased to the partnership under a long-term contract. As of December 31, 2002, the partnership provided service to 94 buildings in the York area and had over 9,400 access and long distance lines installed. During 2002, our partner’s parent company declared bankruptcy under Chapter 11. The partnership is not currently included in this bankruptcy proceeding.

     Franchises

     Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating permits that are granted by local governmental authorities. These franchises contain many conditions, such as:

•	time limitations on commencement and completion of construction;

•	conditions of service, including mix of programming required to meet the needs and interests of the community;

•	the provision of free service to schools and certain other public institutions;

•	the maintenance of insurance and indemnity bonds; and

•	the payment of fees to communities.

     Certain of these franchises may require the imposition of penalties if the franchise agreements are violated. Certain provisions of these local franchises are subject to limits imposed by federal law.

     As of December 31, 2002, we held a total of 149 franchises. Many franchise agreements require the payment of fees to the issuing authorities ranging from 1% to 5% of gross revenues (with the majority in the 3% to 5% range) from the related cable system. The Cable Communications Policy Act of 1984 (1984 Cable Act) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

     Our cable franchises expire at various times through 2022. The following table sets forth certain information relating to our franchises:

Year of Franchise	Number of	Percentage of Total	Percentage of Total
Expiration	Franchises	Franchises	Basic Subscribers

2003	8	5%	5%
2004	8	5%	15%
2005	5	3%	2%
2006 and after	128	87%	78%

Total	149	100%	100%

     The 1984 Cable Act and the Cable Television Consumer Protection and Competition Act of 1992 (1992 Cable Act) provide, among other things, for an orderly franchise renewal process, which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the 1984 and 1992 Cable Acts establish comprehensive renewal procedures, which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications. Upon a franchise renewal request, however, a franchise authority may seek to add new and more onerous requirements upon the cable operator, such as significant upgrades in facilities and services or increased franchise fees, as a condition or renewal. We believe that our relationship with local franchise authorities is good. Although we cannot provide guarantees, we anticipate our franchises will be renewed upon expiration.

     Competition

     Cable television systems face competition from alternative methods of distributing video programming and from other sources of news, information and entertainment. These sources include direct broadcast satellite, off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services, webcasts and home video products, including DVDs and videotape cassette recorders. The extent to which a cable television system is competitive depends, in part, upon that system’s ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those available off-air or through alternative delivery sources and upon superior technical performance and customer service.

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

     Digital Broadcast Satellites. The fastest growing method of satellite distribution is by high-powered direct broadcast satellites utilizing video compression technology, which provides more than 200 channels of programming over a single high-powered digital broadcast satellite. Digital broadcast satellite service can be received virtually anywhere in the United States through small rooftop or side-mounted antennae/dishes and is not subject to certain local restrictions on the location and use of digital broadcast satellite and other satellite receiver dishes. Digital broadcast satellite service is presently being heavily marketed on a nationwide basis by two service providers. Digital broadcast satellite systems offer all of their programming with digital quality, but may have higher up-front costs or require long-term agreements and may lack local programming and service. Both digital broadcast satellite providers offer some local signals in a limited number of large markets. Digital broadcast satellite providers in the Indiana portion of our Midwest market offer some local programming and one digital broadcast satellite provider is offering local signals in the York market.

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

     Local Multipoint Distribution Service. Local multipoint distribution service, a wireless service, can deliver over 100 channels of programming directly to consumers’ homes. A large amount of this spectrum was auctioned in March 1998, and cable television operators and local telephone companies were restricted in their participation in this auction. It is uncertain whether this spectrum will be used to deliver multichannel video programming and other services to subscribers and thereby compete with franchised cable television systems.

     Multichannel Multipoint Distribution Systems. Multichannel multipoint distribution systems use low power microwave frequencies to transmit video programming over the air to customers. Wireless distribution services provide many of the same programming services as cable television systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Multichannel multipoint distribution systems service requires unobstructed “line of sight” transmission paths. In the majority of our franchise service areas, prohibitive topography and “line of sight” access have limited, and are likely to continue to limit, competition from multichannel multipoint distribution systems. Moreover, in the majority of our franchise areas, multichannel multipoint distribution systems operators face significant barriers to growth because lower population densities make these areas less attractive. We are not aware of any significant multichannel multipoint distribution systems operation currently within our cable television franchise service areas. Wireless One, owned by MCI/Worldcom has announced that they are discontinuing their residential multichannel multipoint distribution system, which was in direct competition with our Rankin County Mississippi cable system. MCI has indicated that they intend to utilize the frequencies for commercial data transport.

     Local Exchange Carriers. The Telecommunications Act of 1996 (1996 Telecom Act) allows local exchange carriers and others to compete with cable television systems and other video services in their telephone service territory, subject to certain regulatory requirements. Local exchange carriers use a variety of distribution methods, including both broadband wire facilities and wireless transmission facilities within and outside of their telephone service areas. Local exchange carriers and other telephone companies have an existing relationship with the households in their service areas, have substantial financial resources, and may have an existing infrastructure capable of delivering cable television service. Unlike cable television systems, local exchange carriers are not required, under certain circumstances, to obtain local franchises to deliver video services and are not subject to certain obligations imposed under such franchises. We believe that our rural markets are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher capital costs per household of installing plant. However, the Secretary of Agriculture announced the launch of the Rural Utilities Service’s (“RUS”) Rural Broadband Access Loan and Loan Guarantee Program. The program will allow RUS to make available $1.2 billion in loans and loan guarantees during fiscal year 2003 to provide broadband facilities in eligible rural communities. To be eligible, communities must not have more than 20,000 inhabitants and not be located in a designated standard metropolitan statistical area. It is uncertain whether this incentive program will prompt additional competition in our markets, or what the impact such potential competition may have on our cable operations.

     Public Utilities. Registered utility holding companies and their subsidiaries may provide telecommunications services (including cable television). Electric utilities must establish separate subsidiaries known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems. Electric utilities also have the potential to become significant competitors in the video marketplace, as many of them already possess fiber optic transmission lines in certain areas they serve.

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

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations. See “Cautionary Note Regarding Forward-Looking Statements.”

     Employees

We have approximately 1,567 employees as of December 31, 2002. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

     Radio Employee Stock Plan

     The Radio Employee Stock Plan (“Plan”), as established in 1987, offers certain key employees a right to purchase non-voting Susquehanna Radio Corp. shares at a formula value. For each share purchased, a participant receives a vested option to purchase two additional shares at the same price for a ten year and one month period from the date of grant.

     On April 10, 2000, the Susquehanna Pfaltzgraff Co. Board of Directors changed the method of determining the Plan’s share value effective July 1, 2000. Over a period ending April 1, 2002, Plan share value transitioned from a formula value to a value based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). On July 1, 2000, share value was based one-third on Appraised Value and two-thirds on formula value. As of April 1, 2001, share value was based two-thirds on Appraised Value and one-third on formula value. As of April 1, 2002 and thereafter, Plan share value was based solely on Radio’s Appraised Value.

     The July 1, 2000 change in the method for valuing shares was a plan modification that subjected shares formerly accounted for under Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees” to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”. Accordingly, as of July 1, 2000, shares formerly accounted for as minority interests were recast as a Radio Employee Share Plan liability. Changes in share value formerly charged directly against retained earnings have been reflected as noncash charges to operating income. Our consolidated financial statements for 2001 and 2000 have been restated (See Notes 7 and 15 to the consolidated financial statements). Financial statements for interim periods have also been restated. As of April 1, 2002, Plan share value became based solely on Appraised Value and the Radio Employee Share Plan Liability was recast as minority interests. Subsequent increases in Plan share value will be accounted for as an increase in minority interests in the consolidated statement of operations.

     Cable Performance Share Plan

     On July 1, 2000, the first of a three-step change in the valuation of Susquehanna Cable’s performance share plan occurred. Performance shares were previously valued using a formula. On July 1, 2000, performance shares were revalued based 2/3 on the former formula and 1/3 on fair value as determined by an independent valuation of Susquehanna Pfaltzgraff Co. for ESOP purposes performed as of December 31, 1999. On April 1, 2001, performance shares were valued based 1/3 on the former formula and 2/3 on fair value as of December 31, 2000. As of April 1, 2002, performance share value was wholly based on fair value as of December 31, 2001.

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

     License Grant and Renewal

     Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses must be renewed through an application to the FCC. The Communications Act requires that the FCC grant the renewal of a station’s license if the FCC finds that, during the preceding term of the license, the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     Petitions to deny license renewal applications can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant’s license may be restricted. Historically, we have not experienced any material problems renewing our licenses to operate our radio stations and are not currently aware of any facts that would prevent the timely renewal of our licenses. There can be no assurance, however, that our licenses will be renewed.

     The following table sets forth certain regulatory information regarding each of the stations owned by us. “HAAT,” which applies to FM stations only, represents height above average terrain. Height above average terrain means the actual height of the station’s transmitting antenna above the ground level of the surrounding terrain and is used to measure the coverage of an FM station. The FCC class determines the maximum power and maximum height above average terrain for the particular station. Height Above Average Terrain is not applicable to AM stations.

		Frequency
	City of	(FM-MHZ)	FCC	HAAT	Power in	Expiration Date of
Market and Stations	License	(AM-KHZ)	Class	(Meters)	Kilowatts (Day)	License

San Francisco, CA
KNBR-AM	San Francisco	680 KHz	A	—	50 KW	December 1, 2005
KFOG-FM	San Francisco	104.5 MHz	B	459	7.1 KW	December 1, 2005
KFFG-FM	Los Altos	97.7 MHz	A	137	3.3 KW	December 1, 2005
KSAN-FM	San Mateo	107.7 MHz	B	354	8.9 KW	December 1, 2005
KTCT-AM	San Mateo	1050 KHz	B	—	50 KW	December 1, 2005
Dallas/Ft. Worth, TX
KLIF-AM	Dallas	570 KHz	B	—	5 KW	August 1, 2005
KKLF-AM(2)	Dennison/Sherman	950 KHz	B	—	.5 KW	August 1, 2005
KTCK-AM	Dallas	1310 KHz	B	—	9 KW	August 1, 2005
KPLX-FM	Ft. Worth	99.5 MHz	C	511	100 KW	August 1, 2005
KDBN-FM(1)	Haltom City	93.3 MHz	C2	120	50 KW	August 1, 2005
KTDK-FM	Sanger	104.1 MHz	C3	150	11 KW	August 1, 2005
KTBK-AM	Sherman	1700 KHz	B	—	10 KW	August 1, 2005
KGVL-AM(2)	Greenville	1400 KHz	C	—	1 KW	August 1, 2005
KIKT-FM(2)	Greenville	93.5 MHz	A	100	1.8 KW	August 1, 2005
Houston, TX
KRBE-FM	Houston	104.1 MHz	C	585	100 KW	August 1, 2005
Atlanta, GA
WNNX-FM	Atlanta	99.7 MHz	C0	315	100 KW	April 1, 2004
WWWQ-FM	College Park	100.5 MHz	C3	291	3 KW	Pending
Cincinnati, OH
WRRM-FM	Cincinnati	98.5 MHz	B	246	17.5 KW	October 1, 2004
WMOJ-FM	Fairfield	94.9 MHz	B	322	10.5 KW	October 1, 2004
WYGY-FM	Lebanon	96.5 MHz	B	245	19.5 KW	August 1, 2004
Indianapolis, IN
WFMS-FM	Indianapolis	95.5 MHz	B	302	13 KW	August 1, 2004
WGRL-FM	Noblesville	93.9 MHz	A	138	3.3 KW	August 1, 2004
WGLD-FM	Indianapolis	104.5 MHz	B	150	50 KW	August 1, 2004
WAVG-AM	Jeffersonville	1450 MHz	C	—	1 KW	August 1, 2004
WZZB-AM	Seymour	1390 MHz	D	—	1 KW	August 1, 2004
WQKC-FM	Seymour	93.7 MHz	B	213	25 KW	August 1, 2004
Kansas City, MO
KCMO-FM	Kansas City	94.9 MHz	C0	341	100 KW	February 1, 2005
KCMO-AM	Kansas City	710 KHz	B	—	10 KW	February 1, 2005
KCFX-FM	Harrisonville, MO	101.1 MHz	C0	335	100 KW	February 1, 2005
KFME-FM	Garden City, MO	105.1 MHz	C1	299	100 KW	Pending
York/Lancaster, PA
WSBA-AM	York	910 KHz	B	—	5 KW	August 1, 2006
WARM-FM	York	103.3 MHz	B	398	6.4 KW	August 1, 2006
Albemarle, NC
WABZ-FM(2)	Albemarle	100.9 MHz	A	61	3 KW	December 1, 2003

(1)	KKMR-FM changed its call letters to KDBN-FM effective January 28, 2002.

(2)	Operated by a third party under a time brokerage agreement.

     Regulatory Approvals

     Broadcast licenses may not be assigned nor may the control of broadcast licenses be transferred without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the proposed licensee, including limits on common ownership of media properties, financial qualifications of the proposed licensee, the “character” of the proposed licensee (including that no party to the application (i.e. officer, director, or 10% or greater owner) is subject to the denial of federal benefits that include FCC benefits pursuant to Section 5301 of the Anti-Drug Abuse Act of 1988, 21 U.S.C. sec. 862), limitations on alien ownership, and compliance with programming, public file and anti-discrimination requirements.

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

     Absent a timely request for reconsideration, administrative review or judicial review, the FCC staff’s grant of an application becomes final by operation of law and generally is no longer subject to administrative or judicial review.

     The pendency of a license renewal application may alter the aforementioned timetables, because the FCC might not issue an unconditional assignment grant if the station’s license renewal is pending.

     Ownership Matters

     The 1996 Telecom Act and the FCC’s broadcast multiple ownership rules do not restrict the number of radio stations one person or entity may own (including having an attributable interest in), operate or control on a national level, but do impose restrictions on a local level.

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

     Federal Legislation

     The principal federal statute governing the cable television industry is the Communications Act of 1934, as amended. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation’s telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation.

     Federal Regulation

     The FCC is the principal federal regulatory agency with jurisdiction over cable television. It has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, horizontal and vertical ownership, carriage of television broadcast programming, cable rates, pole attachment rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, availability of satellite-delivered programming services to cable system competitors, technical standards, consumer electronics equipment compatibility, ownership of home wiring, mandatory deletion of certain imported broadcast programming, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, political programming and advertising, advertising during children’s programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

     Rate Regulation

     Where a cable television system is not subject to effective competition, the rates for the basic service tier (the lowest level of cable programming service which must include local broadcast channels and public access channels) and related equipment may be regulated by the local franchising authority at its option. Rates for cable programming service tiers, which generally include programming other than the channels carried on the basic service tier, and for programming offered on a per-channel or per-program basis are not subject to governmental regulations. If local franchising authorities choose to regulate basic service rates, they may order reductions and, in certain circumstances, refunds of existing monthly rates and charges for associated equipment. In carrying out their rate regulatory authority, however, local officials are subject to certain FCC standards such as the obligation to evaluate rates in accordance with FCC approved benchmark formulas or cost-of-service showings. Future rates of regulated cable systems may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator’s control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates also can be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase for “significant” system rebuilds or upgrades. We currently have four franchisee authorities that are certified to regulate for basic services, installation and equipment rates, , three in Maine and one in Mississippi.

     Existing regulations require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier.

     Carriage of Broadcast Television Signals

     The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system (i.e., the system is located in the station’s designated market area) to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The next election between must-carry and retransmission consent must occur by October 1, 2005. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to the mandatory carriage requirements or retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, on cable systems with the principal headend located within the larger of: (i) a 50-mile radius from the station’s city of license; or (ii) the station’s Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations” (i.e., commercial satellite-delivered independent stations such as WGN). To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated, including demands by television stations for increased compensation in return for retransmission consent.

     The FCC has recently adopted interim regulations regarding carriage of digital television signals offered by local television broadcasters. Under these regulations, local television broadcast stations transmitting solely in a digital format are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats, which is permitted during the current ongoing transition period, have no carriage rights for the digital format during the transition unless and until they return in their analog channel. The FCC continues to consider proposals to require cable operators to carry multiple digital programming streams offered by local television stations, both during and after the digital transition period. The final outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

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

     The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the “level” of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities have the right to deny renewal because of an operator’s failure to substantially comply with the material terms of the franchise even if the franchising authority has “effectively acquiesced” to such past violations. The franchising authority is, however, precluded from denying renewal if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be “harmless error.”

     Franchising authorities may generally impose franchise fees of up to 5% of a cable television system’s annual gross cable service revenues, excluding revenues derived from services other than cable service. However, they may be able to exact some compensation for cable systems’ use of public rights-of-way to provide telecommunications service. In the past several years, substantial public controversy has arisen with regard to the ability of local franchise authorities to regulate high speed Internet access provided by cable television systems. Among the key issues in dispute are the franchise authority’s ability to require cable operators to offer multiple unaffiliated Internet service providers access to their systems (“open access”), to impose franchise fees on revenues that cable systems earn from providing cable modem service or to impose service or other requirements on a cable system’s Internet offerings. These issues currently are pending in several court proceedings and before the FCC. While the FCC tentatively has concluded that local franchise authorities lack authority to impose such requirements on cable operators, further agency proceedings are underway that could alter the initial conclusion.

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

     Horizontal and Vertical Ownership/Cross-Ownership

     In March of 2001, the U.S. Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC’s cable television horizontal and vertical ownership limits for further consideration. The horizontal ownership limit had barred a cable operator from having an attributable interest in more than 30 percent of the nationwide multichannel video programming subscribership. The vertical ownership limit had barred a cable operator from carrying attributable programming on more than 40 percent of channels, up to 75 channels of capacity. In its March 2001 decision, the D.C. Circuit Court of Appeals also reversed and remanded two provisions of the FCC’s ownership attribution rules (the elimination of the single majority shareholder exemption and the prohibition on the sale of programming by an insulated limited partner.) In September of 2001, the FCC issued a Further Notice of Proposed Rulemaking seeking to develop a complete record that would help the FCC produce and support changes to the affected cable ownership and attribution rules in accordance with the March 2001 court decision. Final public comments were due in February of 2002. The FCC has not yet released its decision, and thus, we cannot predict the impact of the results of the FCC’s pending cable ownership and attribution rulemaking on our business. However, revised FCC rules could affect the investment of Susquehanna Cable held by Comcast Corporation, as well as our ability to enter into other strategic relationships with larger cable companies in the future. If Comcast divests its ownership interest in Susquehanna Cable, our programming costs are likely to increase faster than they would otherwise.

     In February 2003, the FCC repealed its cable/broadcast cross-ownership restriction in response to a D.C. Circuit Court of Appeals decision that the FCC had failed to demonstrate that the restriction continued to be necessary in light of increased competition. Thus, the principal remaining cross-ownership restriction that still applies to cable operators is the prohibition from owning or operating a satellite master antenna system or multichannel multipoint distribution system in any area where a cable operator provides franchised cable service and is not subject to effective competition. However, a cable operator may acquire and operate a satellite master antenna system in its existing franchise service area if the programming and other services provided to the satellite master antenna system subscribers are offered according to the terms and conditions of the cable operator’s local franchise agreement.

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

     We lease six studio facilities for our radio operations. We own broadcast towers for 14 of our radio stations and lease 15 other broadcast towers. We own the real property under eight of our broadcast towers and lease the land under our other 21 towers. We own two auxiliary towers and lease two others as backup facilities for main broadcast towers. We own the real property under one of our auxiliary towers and lease the land under our other three auxiliary towers. Three other auxiliary towers are under construction and should be completed in early 2003. The newly constructed auxiliary towers and the land under them will be leased. We own eight, and lease two, headend facilities for our cable television operations. In connection with our cable operations, we own nine tower locations and lease three others. In addition, we own the real estate for eight and lease the real estate for two fiber optic hub sites. See also “Business-Radio Properties” in Item 1 of this annual report.

     Our principal physical assets with respect to our cable operations consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of our cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. See also “Business-Cable Properties” and “-Cable Systems” in Item 1 of this annual report.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to security holders for a vote during the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     There is no market for our common stock. All of our outstanding common stock is owned by our parent, Susquehanna Pfaltzgraff Co.

     Susquehanna Media Co. did not issue any equity securities during 2002 and it does not have any equity compensation plans.

Item 6. Selected Annual and Quarterly Financial Data

     The below selected balance sheet financial data as of December 31, 2002 and 2001 and income statement and cash flows financial data for the years ended December 31, 2002, 2001, and 2000 were derived from our audited consolidated financial statements. Our audited consolidated financial statements and related notes as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are included elsewhere in this annual report. You should read this information and the accompanying notes in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this annual report. Please see Note 15 to the consolidated financial statements for information regarding restatements.

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(Restated)	(Restated)	(Restated)	(Restated)
	Dollars in Thousands
INCOME STATEMENT DATA:
Revenues:
Radio	$216,222	$198,039	$220,886	$185,193	$151,170
Cable	122,754	104,758	93,113	82,720	70,641
Internet and Other	9,670	10,632	6,590	3,353	1,616

Total revenues	348,646	313,429	320,589	271,266	223,427
Total operating expenses	292,378	291,274	263,373	209,884	172,376

Operating income	56,268	22,155	57,216	61,382	51,051
Interest expense, net	29,200	37,887	37,523	28,573	20,506
Interest income from loan to parent company	7,162	6,895	6,696	4,476	—
Other income (loss)	(1,406)	(256)	(1,474)	379	334

Income (loss) before income taxes	32,824	(9,093)	24,915	37,664	30,879
Provision for income taxes	17,904	6,416	16,762	15,114	13,801

Income (loss) before minority interests	14,920	(15,509)	8,153	22,550	17,078
Minority interests	(3,758)	(1,694)	(3,839)	(4,140)	(4,304)

Net income (loss)	$11,162	$(17,203)	$4,314	$18,410	$12,774

RESTATEMENT ADJUSTMENTS TO OPERATING INCOME:
Radio stock plan	$—	(22,305)	(19,748)	$—	$—
Cable rebuilds	—	(2,285)	(2,891)	(2,499)	(1,900)
Launch fees	—	(1,739)	(385)	(985)	—
Others	—	(455)	(345)	—	—

	$—	$(26,784)	$(23,369)	$(3,484)	$(1,900)

BALANCE SHEET DATA (at end of period):
Total assets	$746,527	$665,725	$657,342	$523,242	$353,241
Total debt	521,137	495,106	500,600	405,621	272,776
Stockholders’ equity	24,059	13,390	31,086	28,767	8,023
SUPPLEMENTARY FINANCIAL DATA:
Cash flows related to:
Operating activities	$86,035	$66,954	$67,105	$60,211	$36,843

Investing activities	(95,387)	(60,760)	(163,478)	(182,944)	(38,842)
Financing activities	9,352	(6,194)	95,734	121,430	3,941
Capital expenditures	$28,329	$31,739	$36,913	$33,066	$29,592
RATIO OF EARNINGS TO FIXED CHARGES (1):	2.0x	—x	1.6x	2.2x	2.3x

(1)	The ratio of earnings to fixed charges is expressed as the ratio of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest) to fixed charges. Fixed charges consist of interest expense, capitalized interest and one-third of rental expense (the portion deemed representative of the interest factor).

Unaudited Quarterly Financial Information (in thousands, except per share data)

     The following unaudited quarterly financial information for 2002, 2001 and 2000 was derived from our unaudited financial statements and as originally filed included, in the opinion of our management, only those normal and recurring adjustments that our management considers necessary for a fair presentation of the results of operations for these periods. The restated results include adjustments as further described elsewhere in Note 15 to the consolidated financial statements. These unaudited quarterly operating results are not necessarily indicative of the results that may be achieved for a full fiscal year or for future periods. Amounts shown in the tables below are in thousands except for per share data.

2002	1st Qtr	1st Qtr	2nd Qtr	2nd Qtr	3rd Qtr	3rd Qtr	4th Qtr

	(Restated)	(As originally reported)	(Restated)	(As originally reported)	(Restated)	(As originally reported)
Revenues
Radio	$40,738	$40,738	$57,124	$57,124	$59,529	$59,529	$58,831
Cable	28,210	28,210	31,260	31,260	31,320	31,320	31,964
Internet and Other	2,761	2,761	2,178	2,178	2,281	2,281	2,450

Total Revenues	71,709	71,709	90,562	90,562	93,130	93,130	93,245

Operating Expenses
Operating and programming	28,841	28,841	34,147	34,147	36,249	36,249	32,632
Selling	8,872	8,872	9,936	9,936	10,279	10,279	11,327
General and administrative	14,849	14,849	20,601	20,601	16,438	16,438	16,672
Radio Stock Plan Expense	—	—	17,065	—	—	—	—
Depreciation and amortization	6,294	6,294	6,963	6,963	7,907	7,656	8,306
Goodwill impairment loss	—	—	—	—	—	—	5,000

Total Operating Expenses	58,856	58,856	88,712	71,647	70,873	70,622	73,937

Operating Income (Loss)	12,853	12,853	1,850	18,915	22,257	22,508	19,308
Interest Expense, net	(7,251)	(7,251)	(7,609)	(7,609)	(7,132)	(7,132)	(7,208)
Transitional Impairment Loss	—	(5.0)	—	—	—	—	—
Net Income (Loss)	$3,644	$(1,763)	$(9,908)	$6,701	$9,416	$8,456	$8,010

Restatement adjustments to operating income:
Radio Stock Plan	$—		$(17,065)		$—
Cable rebuilds	—		—		(251)

	—		$(17,065)		$(251)

2001	1st Qtr	1st Qtr	2nd Qtr	2nd Qtr	3rd Qtr	3rd Qtr	4th Qtr	4th Qtr

	(Restated)	(As originally reported)	(Restated)	(As originally reported)	(Restated)	(As originally reported)	(Restated)	(As originally reported)

Revenues
Radio	$39,780	$39,780	$53,418	$53,418	$54,773	$54,773	$50,068	$50,068
Cable	24,663	24,663	25,745	25,745	26,596	26,596	27,754	27,754
Internet and Other	2,408	2,408	2,699	2,699	2,844	2,844	2,681	2,681

Total Revenues	66,851	66,851	81,862	81,862	84,213	84,213	80,503	80,503

Operating Expenses
Operating and programming	28,129	28,284	31,961	32,118	33,035	33,193	29,543	29,741
Selling	8,444	8,444	11,129	9,973	10,128	9,672	9,433	8,638
General and administrative	14,590	14,512	18,539	18,461	15,473	15,395	16,726	16,647
Radio Stock Plan Expense	—	—	22,305	—	—	—	—	—
Depreciation and amortization	9,323	9,288	10,013	9,563	10,158	10,041	12,345	10,520

Total Operating Expenses	60,486	60,528	93,947	70,115	68,794	68,301	68,047	65,546

Operating Income (Loss)	6,365	6,323	(12,085)	11,747	15,419	15,912	12,456	14,957
Interest Expense, net	(10,287)	(10,287)	(9,385)	(9,385)	(9,973)	(9,973)	(8,242)	(8,242)
Net Income (Loss)	$(1,559)	$(1,669)	$(21,075)	$1,473	$2,873	$2,755	$2,558	$2,148

Net income (loss) per common share (basic and diluted)	$(1.53)	$(1.63)	$(19.27)	$1.23	$2.50	$2.39	$2.21	$1.84

Restatement adjustments to operating income:
Radio Stock Plan	$—		$(22,305)		$—		$—
Cable rebuilds	—		(415)		(81)		(1,789)
Launch fees	155		(999)		(298)		(597)
Others	(113)		(113)		(114)		(115)

	$42		$(23,832)		$(493)		$(2,501)

2000	1st Qtr	1st Qtr	2nd Qtr	2nd Qtr	3rd Qtr	3rd Qtr	4th Qtr	4th Qtr

	(Restated)	(As originally reported)	(Restated)	(As originally reported)	(Restated)	(As originally reported)	(Restated)	(As originally reported)

Revenues
Radio	$41,682	$41,682	$60,732	$60,732	$57,364	$57,364	$61,108	$61,108
Cable	22,145	22,145	23,107	23,107	23,544	23,544	24,317	24,317
Internet and Other	1,270	1,270	1,457	1,457	1,592	1,592	2,271	2,271

Total Revenues	65,097	65,097	85,296	85,296	82,500	82,500	87,696	87,696

Operating Expenses
Operating and programming	23,616	23,738	29,168	29,259	28,722	29,934	30,115	30,702
Selling	8,166	8,044	9,766	9,624	10,248	9,036	10,927	10,006
General and administrative	12,491	12,459	14,021	13,989	16,441	16,408	13,705	13,672
Radio Stock Plan Expense		—		—	19,748	—		—
Depreciation and amortization	7,293	7,239	8,711	7,720	8,496	8,443	11,739	9,731
Goodwill impairment loss		—		—		—		—

Total Operating Expenses	51,566	51,480	61,666	60,592	83,655	63,821	66,486	64,111

Operating Income (Loss)	13,531	13,617	23,630	24,704	(1,155)	18,679	21,210	23,585
Interest Expense, net	(8,057)	(8,057)	(8,103)	(8,103)	(10,546)	(10,546)	(10,816)	(10,816)
Net Income (Loss)	$3,382	$3,437	$9,264	$8,336	$(14,621)	$5,182	$6,289	$5,593

Restatement adjustments to operating income:
Radio Stock Plan	$—		$—		$(19,748)		$—
Cable rebuilds	—		(937)		—		(1,954)
Launch fees	—		(51)		—		(334)
Others	(86)		(86)		(86)		(87)

	$(86)		$(1,074)		$(19,834)		$(2,375)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and the notes thereto which have been restated as described elsewhere in this annual report (See Note 15 to the consolidated financial statements for further information regarding restatements). Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. Please review “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of the factors that may impact our actual and future results.

     Overview

     We are a diversified communications company with operations in radio broadcasting and cable television. We are the second largest privately owned radio broadcaster and the 11th largest radio broadcaster overall in the United States based on revenues. As of December 21, 2002 we owned and operated 9 FM and 8 AM stations that serve four of the nation’s ten largest radio markets (San Francisco, Dallas, Houston and Atlanta), as well as four other markets (Cincinnati, Indianapolis, Kansas City and York, Pennsylvania). We were also the 18th largest cable multiple system operator in the United States with five cable systems serving approximately 206,500 subscribers as of December 31, 2002.

     For the year ended December 31, 2002, we had revenues and operating income of $348.6 million and $56.2 million, respectively, with approximately 76% of operating income generated by our radio broadcast operations and 38% by our cable television operations. Internet and Other incurred a $7.5 million operating loss. For the year ended December 31, 2002, our net income was $11.1 million, our cash flows from (used in) operating, investing and financing activities were $86.0 million, $(95.4) million and $9.4 million, respectively, and our ratio of earnings to fixed charges was 2.0x. Income for both 2002 and 2001 was significantly reduced by the recognition of $17.1 million and $22.3 million charges, respectively for increases in value of the Radio Employee Stock Plan. The charges are more fully described in Notes 7 and 15 to the accompanying consolidated financial statements. These charges did not reduce operating cash flows in either year.

     We provide Internet access and enhanced services to residential and business customers under the trade name “BlazeNet.” We also focus on custom designed web integration solutions and services to the media and entertainment, retail and associations and not-for-profit industries under the trade name Susquehanna Technologies.

     Revenues. Our principal source of radio broadcasting revenue is the sale of broadcasting time on our stations for advertising. Radio revenue is reported net of agency commissions. Sales of advertising are affected by changes in demand for advertising time by national and local advertisers and by advertising rates charged by the stations. Radio station advertising rates are based on a station’s ability to attract audiences that match the demographic groups that advertisers want to reach, the number of stations competing in a marketplace, and economic conditions. Radio stations attempt to maximize revenue by adjusting advertising rates based upon local market conditions, by controlling inventory, by creating demand, and by increasing audience ratings. Radio stations sometimes use barter or trade agreements to exchange merchandise or services for advertising time with advertisers in lieu of cash. It is our policy not to pre-empt advertising paid in cash with advertising paid in trade. For the years ended December 31, 2000 through 2002, cash advertising revenue was 99% of radio broadcasting revenue. Seasonal revenue fluctuations are common in the radio broadcasting industry, due primarily to fluctuations in expenditure levels by local and national advertisers. Our radio revenues are lowest in the first quarter and are relatively level in the other quarters.

     Most of our cable revenues are derived from monthly subscriber fees for cable television programming services, high-speed Internet access via cable modems and from fees incident to the provision of such services, such as installation fees and fees for converter rentals and rentals of remote control devices. Some revenues are derived from advertising. Since cable is subject to regulation at the federal, state and local levels, increases in rates charged for regulated services may be governed by the 1992 Cable Act and the 1996 Telecom Act. Cable revenues are affected by the timing of subscriber rate increases.

     Operating expenses. Radio operating expenses are comprised of employee salaries and commissions, depreciation and amortization, programming expenses, advertising expenses, promotion expenses and selling, general and administrative expenses. General and administrative expenses include office administration and other support functions that are handled on a centralized basis. Radio Employee Stock Plan charges recognize the increase in value of the plan during the transition to fair value that ended April 1, 2002. The charges are more fully described in Note 7 to the accompanying consolidated financial statements.

     Cable operating expenses include programming expenses, employee salaries and benefits, electricity, Internet backbone circuits, depreciation, amortization and selling, general and administrative expenses for accounting and billing services, franchise fees, office administration expenses and corporate charges. Replacement of distribution system recognizes the loss incurred when functioning distribution system is replaced by new equipment with greater capabilities.

     Depreciation and amortization expense relates to the depreciation of tangible assets used in the business and the amortization of intangible assets not affected by the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) which resulted in the cessation of amortization of FCC licenses, cable franchise values and goodwill on January 1, 2002.

Critical Accounting Policies and Estimates

     Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, as described in Note 1 to the consolidated financial statements. In order to prepare these financial statements, we must make certain estimates and judgments that may affect the reported value of assets, liabilities, revenues and expenses as well as reported contingencies. These estimates and judgments are evaluated on an ongoing basis and change based upon business conditions and circumstances. Critical estimates involve the value of intangible assets (primarily FCC Broadcast licenses and cable franchise values), income taxes, fair value of financial instruments, allowances for doubtful accounts, contingencies and the impact of any litigation. These estimates are based on the known facts, our measured judgments of probable outcomes and values, historical experience and other factors that we believe are applicable and reasonable given the circumstances.

     We believe the following accounting policies are critical to preparation of our financial statements since they affect the more significant estimates reflected in the financial statements and related disclosures.

     Revenue Recognition. Revenues are recognized when related services are provided. Radio revenues are reported when advertising is aired and when events are held, net of agency commissions. Cable revenues are recognized when services are provided to our subscribers. Cable installation revenues are recognized to the extent of direct selling costs. Cable franchise fees, which may be up to 5% of subscriber revenues, must be collected and remitted to franchising authorities. Franchise fees are passed through to subscribers as permitted and are included in cable revenues. Internet and Other revenues are recognized when services are provided or performed. Revenues are recorded based on a reasonable expectation of collection. Estimates of uncollectible accounts are made and revised regularly based on customer history, economic conditions and other credit information judged relevant given the circumstances.

     Valuation of Long-Lived and Indefinite-Lived Intangible Assets. The Company evaluates the recoverability of its long-lived assets including property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances suggest the carrying values may not be recoverable. Analyses based on undiscounted cash flows generated by the related operations and appraisals, trends or other indicators of fair value are used in these evaluations. If the asset’s carrying value exceeds the indicated fair value, a loss is recognized for the difference between the fair value and the asset’s carrying value.

     The Company evaluates the recoverability of its indefinite-lived intangible assets and goodwill annually or whenever events or changes in circumstances suggest that the asset may be impaired. The Company performs its annual impairment testing generally one level below its reporting segments. Radio Federal Communications Commission broadcast licenses and goodwill are evaluated at the radio market cluster level, cable franchise values and goodwill are evaluated at the system level and Internet and Other goodwill is evaluated at the segment level. Indefinite-lived intangible assets other than goodwill are generally valued using discounted cash flow analyses, projections, trends, appraisals and multiples evidenced in the reporting units’ businesses. Comparable current market transactions, estimated future operating results, appraisals, trends and other profitability information may also be used in the evaluations. If the carrying value of an asset is greater than its indicated fair value, an impairment charge would be recognized for the difference in values.

     Derivative Financial Instruments. Derivative financial instruments are used solely to limit interest rate exposure on variable rate debt. No derivative financial instruments are held for trading purposes. The Company is not a party to any leveraged instruments. Interest swaps and collars may either be treated as hedges or marked-to-market as elected on a contract-by-contract basis. The Company has entered into interest rate swaps to limit its exposure to interest rate changes on a portion of its variable rate debt. Hedge accounting has not been elected. Variations in fair value are marked-to-market on a current basis and are a component of interest expense in the consolidated statements of operations.

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

Results Of Operations

     The following tables summarize our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the years ended December 31, 2002, 2001 and 2000 (in millions of dollars):

				Year ended December 31, 2002

	Radio		Cable		Internet and Other		Total

Revenues	$216.2	100.0%	$122.7	100.0%	$9.7	100.0%	$348.6	100.0%
Operating Expenses:
Operating and programming	69.6	32.2%	56.0	45.6%	6.3	64.9%	131.9	37.8%
Selling	34.9	16.1%	3.7	3.0%	1.8	18.6%	40.4	11.6%
General and administrative	46.3	21.4%	18.7	15.3%	3.5	36.0%	68.5	19.7%
Radio Employee Stock Plan	17.1	7.9%	—	—	—	—	17.1	4.9%
Depreciation and amortization	5.7	2.7%	23.2	18.9%	0.6	6.2%	29.5	8.5%
Goodwill impairment loss	—	—	—	—	5.0	51.6%	5.0	1.4%

Total Operating Expenses	173.6	80.3%	101.6	82.8%	17.2	177.3%	292.4	83.9%

Operating Income (Loss)	$42.6	19.7%	$21.1	17.2%	$(7.5)	(77.3)%	$56.2	16.1%

Other Income (Expense)
Interest expense							(29.2)	(8.4)%
Interest income from loan to parent							7.2	2.1%
Other expense							(1.4)	(0.4)%
Provision for Income Taxes							(17.9)	(5.1)%
Minority Interests							(3.8)	(1.1)%

Net Income							$11.1	3.2%

				Year ended December 31, 2001 (Restated)

	Radio		Cable		Internet and Other		Total

Revenues	$198.0	100.0%	$104.8	100.0%	$10.6	100.0%	$313.4	100.0%
Operating Expenses:
Operating and programming	67.0	33.8%	47.9	45.7%	7.8	73.6%	122.7	39.2%
Selling	32.4	16.4%	4.4	4.2%	2.3	21.7%	39.1	12.5%
General and administrative	44.7	22.6%	15.9	15.2%	4.7	44.3%	65.3	20.9%
Radio Employee Stock Plan	22.3	11.3%	—	—	—	—	22.3	7.1%
Depreciation and amortization	12.0	6.0%	28.8	27.5%	1.0	9.4%	41.8	13.3%

Total Operating Expenses	178.4	90.1%	97.0	92.6%	15.8	149.0%	291.2	93.0%

Operating Income (Loss)	$19.6	9.9%	$7.8	7.4%	$(5.2)	(49.0)%	22.2	7.0%

Other Income (Expense) Interest expense							(37.9)	(12.1)%
Interest income from loan to parent							6.9	2.2%
Other expense							(0.3)	(0.1)%
Provision for income taxes							(6.4)	(2.0)%
Minority interests							(1.7)	(0.5)%

Net (loss)							$(17.2)	(5.5)%

				Year ended December 31, 2000 (Restated)

	Radio		Cable		Internet and Other		Total

Revenues	$220.9	100.0%	$93.1	100.0%	$6.6	100.0%	$320.6	100.0%
Operating Expenses:
Operating and programming	66.4	30.0%	40.5	43.5%	4.7	71.2%	111.6	34.8%
Selling	33.8	15.3%	4.0	4.3%	1.3	19.7%	39.1	12.2%
General and administrative	43.3	19.6%	14.0	15.0%	(0.6)	(9.1)%	56.7	17.7%
Radio Employee Stock Plan	19.7	9.0%	—	—	—	—	19.7	6.1%
Depreciation and amortization	10.1	4.6%	25.4	27.2%	0.7	10.6%	36.2	11.3%

Total Operating Expenses	173.4	78.5%	83.9	90.1%	6.1	92.4%	263.3	82.2%

Operating Income	$47.5	21.5%	$9.2	9.9%	$0.5	7.6%	57.3	17.9%

Other Income (Expense) Interest expense							(37.6)	(11.7)%
Interest income from loan to parent							6.7	2.1%
Other expense							(1.5)	(0.5)%
Provision for Income Taxes							(16.8)	(5.2)%
Minority interests							(3.8)	(1.2)%

Net income							$4.3	1.3%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues. Revenues increased $35.2 million, or 11%, from 2001 to 2002. Radio revenues increased $18.2 million, or 9%, from 2001 to 2002. Every Radio market increased revenues over 2001, led by Dallas, Atlanta and Kansas City. The improved revenue performance is attributable to higher listener ratings and improved general economic conditions compared to 2001. Cable revenues increased $17.9 million, or 17%, from 2001 to 2002. Rate increases on basic and expanded basic services and to a lesser extent increased penetration of digital and cable modem services were responsible for the growth in cable revenues. The acquisition of the Lawrenceburg, Indiana cable assets April 1, 2002, contributed 22% of the total increase in Cable revenues.

     Operating and programming expenses. Operating and programming expenses increased $9.2 million or 8% from 2001 to 2002. Operating and programming expenses did not increase at the same pace as the growth in revenues reflecting cost containment initiatives in Radio implemented in 2001 and the growth of digital and cable modem products in Cable. The majority of the increase in operating and programming expenses is attributable to the acquisition of the Lawrenceburg cable assets and to increases in the cost of acquired cable programming. The Lawrenceburg cable assets increased operating and programming expenses $2.1 million from 2001 to 2002. The cost of acquired programming, excluding the Lawrenceburg assets, increased $3.7 million or 13% from 2001 to 2002, resulting from rate increases from program suppliers, launch of new cable channels and changes in customer volume. Although significant in both years, the Radio Employee Stock Plan charge decreased $5.2 million or 23% from 2001 to 2002. See Note 7 to the accompanying consolidated financial statements for further information.

     Depreciation and amortization. Depreciation and amortization decreased $12.3 million, or 29%, from 2001 to 2002. The effect of the adoption of SFAS 142 reduced depreciation and amortization $14.1 million from 2001 to 2002. Cable depreciation and amortization expenses, excluding the effect of SFAS 142, comprised $1.2 million of the increase, and resulted from the continuation of our cable television system rebuilds, depreciation on the tangible assets of the Lawrenceburg cable system and the continued rollout of digital cable and cable modem services.

     Goodwill impairment loss. The annual assessment of goodwill as required by SFAS 142 was performed as of December 31, 2002. It was determined that goodwill associated with the Internet reporting unit was impaired as its carrying value exceeded the fair value implicit in the independent appraisal performed for the parent’s annual ESOP valuation. Based on a comparison of the goodwill’s fair value as of December 31, 2002 and its carrying value, a $5.0 million goodwill impairment loss was recognized.

     Operating income. Operating income increased $34.0 million or 153% from 2001 to 2002. Excluding decreased amortization from the adoption of SFAS 142, 2002 operating income increased $19.9 million or 90% over 2001. Radio operating income increased $23.0 million or 117% from 2001 to 2002. Excluding decreased amortization from the adoption of SFAS 142, Radio operating income increased $16.4 million or 84% from 2001 to 2002. The improvement in Radio operating income is the result of higher revenues and a reduction in the recognized compensation expense associated with the change in the valuation basis of the Radio Employee Stock Plan. Cable operating income increased $13.3 million or 171% from 2001 to 2002. Excluding decreased amortization from the adoption of SFAS 142, Cable operating income increased $6.5 million or 83% from 2001 to 2002. The improvement in Cable operating income is the result of higher revenues.

     Interest expense. Interest expense decreased $8.7 million or 23% from 2001 and 2002. Interest expense from increased borrowings was offset by reductions in interest rates. Interest income of $7.2 million was recognized in 2002 from loans to our parent.

     Net income. Net income increased $28.3 million or 165% from 2001 to 2002. The increase in net income can be attributed to the increase in Radio and Cable operating income and a decrease in interest expense.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues. Revenues decreased $7.2 million, or 2%, from 2000 to 2001. Radio revenues decreased $22.9 million, or 10%, from 2000 to 2001. This reduction was related to the loss of advertising revenues from dot-com businesses primarily in our San Francisco market as well as the decline in the general U.S. economy and resultant weakening of the U.S. advertising market. Cable revenues increased $11.7 million, or 13%, from 2000 to 2001. Rate increases on basic and expanded basic services and to a lesser extent increased penetration of digital and cable modem services were responsible for the growth in cable revenues. Internet and Other revenues grew $4.0 million from 2000 to 2001, due primarily to the acquisition of the web design company in October 2000.

     Operating and programming expenses. Operating and programming expenses increased $11.1 million or 10% from 2000 to 2001. Approximately 73% of the increase occurred in Cable and is related to the growth in revenues and an increase in the cost to acquire programming.

     General and administrative expenses. General and administrative expenses increased $8.6 million or 15% from 2000 to 2001. The acquisition of the web development company in October 2000 caused 18% of the increase in general and administrative expenses in 2001. The remaining increase occurred in Cable resulting from the increase in revenues.

     The Radio Employee Stock Plan charge increased $2.6 million or 13% from 2000 to 2001. See Notes 7 and 15 to the consolidated financial statements for further information.

     Depreciation and amortization. Depreciation and amortization increased $5.6 million, or 15%, from 2000 to 2001. Cable depreciation and amortization expenses comprised $3.4 million of the increase, and resulted from the continuation of our cable television system rebuilds and the continued rollout of digital cable and cable modem services. Radio depreciation and amortization increased $1.9 million, or 19%, from 2000 to 2001. The July 2000 acquisition of three Kansas City radio stations was responsible for the increased radio depreciation and amortization.

     Operating income. Operating income decreased $35.1 million or 61% from 2000 to 2001. Depreciation and amortization increased while revenues decreased, due to cable plant rebuilds and the Kansas City radio stations acquisition. Radio operating income decreased $27.9 million or 59% from 2000 to 2001, primarily the result of the decrease in revenues and the increased Radio Employee Stock Plan charge. The remaining decrease in Radio operating income is due to a full year of operation in 2001 of the Kansas City stations and the January 2001 launch of WWWQ in Atlanta. The Kansas City stations and WWWQ in Atlanta each generated operating losses during 2001.

     Interest expense. Interest expense increased $0.3 million or 1% from 2000 and 2001. Interest expense from increased borrowings were offset by reductions in interest rates. Interest income of $6.9 million was recognized in 2001 from loans to our parent.

     Net income. Net income decreased $21.5 million or 500% from 2000 to 2001 resulting in a net loss of $17.2 million. The decrease in net income can be attributed to the decline in Radio operating income from 2000 to 2001.

Liquidity and Capital Resources

     Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. Our future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of our common stock, and interest payable on our senior subordinated notes and our senior credit facility. We may also access capital markets from time to time, as market conditions permit, with debtor equity financings.

     Net cash provided by operating activities was $86.0 million and $66.9 million for the years ended December 31, 2002 and 2001, respectively. Our net cash provided by operating activities was generated primarily by normal operations.

     Net cash used by investing activities was $95.4 million for the year ended December 31, 2002. Acquisitions were $71.5 million for 2002. Capital expenditures, excluding acquisitions, were $28.3 million for the year ended December 31, 2002. Capital expenditures over this period were used primarily to upgrade and maintain our cable systems. The parent repaid $4.2 million on its outstanding loans in 2002.

     Net cash provided by financing activities was primarily from a $26.1 million increase of our revolving credit commitment. Net cash provided by financing activities was $9.4 million for the year ended December 31, 2002. The primary use of cash from financing activities was for the repurchase of Radio employee stock, totaling $14.4 million.

     Our acquisitions of radio stations and cable systems and our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facility. Capital expenditures, excluding acquisitions, were $28.3 million, $31.7 million and $36.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Capital expenditures over this period were used primarily to upgrade and maintain our cable systems. We expect to make capital expenditures of approximately $33.6 million in 2003 to continue upgrading our current cable systems, for radio related maintenance and equipment and for information technology projects. Management believes we will be required to pay $10.0 million to the former owners of WHMA-FM in 2003 under the terms of the purchase agreement. See Note 5 to the Consolidated Financial Statements.

     We may be required to repurchase Radio Employee Stock Plan Shares from retirees and other participants in the future. Amounts that may be repurchased are limited by the Plan and by debt covenants. We expect to repurchase shares utilizing funds from existing credit facilities.

     On February 11, 2003, we entered into an asset purchase agreement with Lancaster-York Broadcasting, LLC to acquire WSOX-FM, a radio station licensed to Red Lion, Pennsylvania for $23.0 million cash. Closing is anticipated by third quarter 2003, utilizing our existing credit facilities.

     In February 2002, we purchased approximately 34,000 square feet of office space in a building constructed by a related company for $5.0 million. Existing credit facilities were utilized for the purchase.

     As of December 31, 2002, the fair value of the 8.5% Senior Subordinated Notes due 2009 was $156.0 million. Any change in interest rates will affect the market value of these notes, however cash outflows for semi-annual interest payments are fixed. Under the indenture governing these notes, we may issue an additional $100.0 million notes with substantially similar terms.

     On May 12, 1999, we entered into a senior credit facility. The senior credit facility consists of a $230 million revolver, a $100 million Term Loan “A,” and a $100 million Term Loan “B” (which mature in 2007 and 2008, respectively), all collateralized by a pledge of all of our material assets (excluding real property) and voting common stock. The credit agreement governing the senior credit facility requires us to maintain certain financial leverage and interest coverage ratios, which we are in compliance with as of the date of this annual report. As of December 31, 2002, we had $50.2 million of borrowing availability under our senior credit facility.

     As of December 31, 2002, the average interest rate on all outstanding borrowings was approximately 5.1%.

     Our senior credit facility includes a provision under which our lenders could refuse to advance funds in the event of a material adverse change in our financial condition.

          The company was in compliance with its loan covenants at December 31, 2002. A summary of the most restrictive covenants, along with the corresponding value for these covenants follows:

	Covenant Test	Covenant	Actual Value

●	Fixed charge coverage ratio must be at least 1.05	1.05	1.46
●	Maximum consolidated senior leverage ratio may not exceed 4.00	4.00	3.19
●	Debt service coverage ratio must be at least 1.20	1.20	2.77

A default in the senior credit facility’s covenants could create a default in the senior subordinated notes.

Future Commitments

     The following tables reflect our contractual cash obligations as of December 31, 2002 in the respective periods in which they are due (in thousands).

Contractual Cash	Total Amounts
Obligations	Committed	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$521,137	$17,032	$60,734	$71,037	$85,040	$89,919	$197,375
Broadcast rights	23,600	8,450	8,900	3,050	3,200	—	—
Operating leases	34,772	4,539	4,633	4,569	4,255	3,701	13,075

Total	$579,509	$30,021	$74,267	$78,656	$92,495	$93,620	$210,450

     Information regarding our contractual obligations at December 31, 2002, is included in the notes to the consolidated financial statements. Future debt maturities, lease obligations and broadcast rights are included in Note 3, Note 10, and Note 12, respectively.

     We believe that funds generated from operations and the borrowing availability under our senior credit facility will be sufficient to finance our current operations, our debt service obligations, including our obligations under the notes, cash obligations in connection with potential repurchases of our common stock and planned capital expenditures for the foreseeable future. From time to time, we evaluate potential acquisitions of radio stations, cable television systems, and Internet-related businesses. In connection with future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. We have no current commitments or agreements with respect to any material acquisitions.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) specifies financial and reporting obligations pertaining to the retirement of tangible long-lived assets and associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial position or results of operations.

     Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) amends SFAS 123 to provide for alternative methods of transitioning to the fair value method of valuing stock-based compensation. The Company is using the fair value method. As of December 31, 2002, the number and value of stock options granted and outstanding was immaterial.

     Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), requires a guarantor to disclose its obligations under certain guarantees that it has issued in interim and annual financial statements for guarantees issued or modified after December 31, 2002. For certain guarantees, a guarantor may be required to recognize a liability for the fair value of the obligation at its inception. FIN 45 does not specify an approach for subsequently measuring and recording the change in fair value of the obligation. The interpretation’s disclosure provisions applied to interim or annual financial statements for periods ending after December 15, 2002. The impact of adopting FIN 45 will be based on the nature and terms of guarantees that the Company enters into or modifies in the future.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     As of December 31, 2002, we had $371.0 million in variable rate debt. The fair value of this debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

2003	$17,000	2006	$85,000
2004	60,700	2007	89,875
2005	71,000	2008	47,375

     Our interest rate exposure is primarily impacted by changes in LIBOR rates. At December 31, 2002, the weighted average interest rate for the variable rate debt was 3.1%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt as of December 31, 2002 would increase by $3.7 million.

Item 8. Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements and Independent Auditors’ Report and Report of Independent Accountants of Susquehanna Media Co. and Subsidiaries are set forth on the pages listed below:

Page

Independent Auditors’ Report and Report of Independent Accountants	46-47

Financial Statements

Consolidated Balance Sheets	48

Consolidated Statements of Operations	49

Consolidated Statements of Cash Flows	50

Consolidated Statements of Stockholders’ Equity	51

Notes to Consolidated Financial Statements	52-73

Independent Auditors’ Report

The Board of Directors and Stockholders of
Susquehanna Media Co.:

We have audited the accompanying consolidated balance sheet of Susquehanna Media Co. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Media Co. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP
Lancaster, PA

March 31, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of
Susquehanna Media Co.:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Media Co. and Subsidiaries (Company) at December 31, 2001, and the results of their operations and their cash flows for years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, the Company restated its consolidated financial statements, as of December 31, 2001 and for the years ended December 31, 2001 and 2000, to properly reflect the accounting for launch fees, changes in share values of shares issued under the Susquehanna Radio Corp. Employee Stock Plan, and certain other matters.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA

March 18, 2002, except for Note 15,
   for which the date is March 31, 2003

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,

	2002	2001

ASSETS		(Restated
		Note 15)

Current Assets
Accounts receivable, less allowance for doubtful accounts of $1,970 in 2002 and $1,990 in 2001	$49,678	$44,778
Deferred income taxes (Note 4)	6,889	2,252
Current portion of note receivable from Parent (Note 9)	4,422	4,169
Other current assets	5,212	6,140

Total Current Assets	66,201	57,339

Property, Plant and Equipment, at cost
Land	5,772	5,625
Buildings and improvements	17,205	15,713
Equipment	258,034	228,419
Construction-in-progress	11,308	9,674

	292,319	259,431
Accumulated depreciation and amortization	138,675	118,308

Property, Plant and Equipment, net	153,644	141,123

Intangible Assets, net (Notes 2, 3 and 5)	387,883	322,006

Note Receivable from Parent (Note 9)	109,641	114,063

Investments and Other Assets (Notes 2, 3, 6 and 9)	29,158	31,194

	$746,527	$665,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$849	$2,687
Current portion of long-term debt (Note 3)	17,032	8,780
Accounts payable	13,035	8,386
Accrued interest	2,484	5,291
Accrued income taxes	9,761	3,155
Accrued employee-related costs	12,757	11,020
Accrued franchise and licensing fees	3,676	2,647
Deferred income	1,022	1,256
Contract fee payable (Note 5)	10,000	—
Other accrued expenses	6,536	6,711

Total Current Liabilities	77,152	49,933

Long-term Debt (Note 3)	504,105	486,325

Radio Employee Stock Plan Liability (Notes 7 and 15)	—	43,321

Other Liabilities (Note 7)	17,172	11,544

Deferred Income Taxes (Note 4)	57,152	43,600

Minority Interests (Notes 7 and 15)	66,887	17,612

Stockholders’ Equity (Notes 3, 7 and 15) Preferred stock — Voting, 7% cumulative with par value of $100, 110,000 shares authorized	7,050	7,050
Common stock — Voting, $1 par value, 1,100,000 shares authorized, issued and outstanding	1,100	1,100
Retained earnings	15,909	5,240

Total Stockholders’ Equity	24,059	13,390

	$746,527	$665,725

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)

	For the Years Ended December 31,

	2002	2001	2000

		(Restated	(Restated
		Note 15)	Note 15)
Revenues
Radio	$216,222	$198,039	$220,886
Cable	122,754	104,758	93,113
Internet and other	9,670	10,632	6,590

Total revenues	348,646	313,429	320,589

Operating Expenses
Operating and programming	131,869	122,668	111,621
Selling	40,414	39,134	39,107
General and administrative	68,560	65,328	56,658
Radio Employee Stock Plan (Notes 7 and 15)	17,065	22,305	19,748
Depreciation and amortization	29,470	41,839	36,239
Goodwill impairment loss (Note 5)	5,000	—	—

Total operating expenses	292,378	291,274	263,373

Operating Income	56,268	22,155	57,216
Other Income (Expense)
Interest expense	(29,200)	(37,887)	(37,523)
Interest income from loan to Parent (Note 9)	7,162	6,895	6,696
Other	(1,406)	(256)	(1,474)

Income (Loss) Before Income Taxes and Minority Interests	32,824	(9,093)	24,915
Provision for Income Taxes (Note 4)	(17,904)	(6,416)	(16,762)

Income (Loss) Before Minority Interests	14,920	(15,509)	8,153
Minority Interests (Note 15)	(3,758)	(1,694)	(3,839)

Net Income (Loss) and Comprehensive Income (Loss)	11,162	(17,203)	4,314
Preferred Dividends Declared	(493)	(493)	(493)

Net Income (Loss) Available for Common Shares	$10,669	$(17,696)	$3,821

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	2002	2001	2000

		(Restated	(Restated
		Note 15)	Note 15)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,162	$(17,203)	$4,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,470	41,839	36,239
Radio Employee Stock Plan	17,065	22,305	19,748
Cable performance share plan	3,500	6,465	4,912
Goodwill impairment loss	5,000	—	—
Minority interests	3,758	1,694	3,839
Deferred income taxes	8,915	3,252	1,602
Deferred financing amortization	1,074	1,317	1,183
Investment write-downs	—	1,500	1,100
Equity in (income) losses of investees	630	1,135	(342)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(4,900)	6,411	(8,171)
Increase in other current assets	928	(3,456)	(302)
Increase (decrease) in accounts payable	4,649	(4,472)	(2,491)
Increase (decrease) in accrued interest	(2,807)	1,718	465
Change in prepaid/accrued income taxes	6,606	4,183	(1,254)
Increase (decrease) in other current liabilities	1,859	(710)	5,054
Increase (decrease) in other liabilities	(874)	976	1,209

Net cash provided by operating activities	86,035	66,954	67,105

CASH FLOWS FROM INVESTING ACTIVITIES
Parent’s repayment of note	4,169	4,439	3,297
Purchase of property, plant and equipment, net	(28,329)	(31,739)	(36,913)
Acquisitions	(71,539)	(21,300)	(125,160)
Decrease (increase) in investments, other assets and intangible assets	312	2,462	(4,702)
Loan to Parent	—	(14,622)	—

Net cash used by investing activities	(95,387)	(60,760)	(163,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in revolving credit borrowings	34,800	(5,700)	95,100
Repayment of term loans	(8,750)	—	—
Increase (decrease) in cash overdrafts	(1,838)	2,089	598
Radio Employee Stock Plan transactions	(14,367)	(2,090)	529
Payments of preferred dividends	(493)	(493)	(493)

Net cash provided (used) by financing activities	9,352	(6,194)	95,734

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(639)
CASH AND CASH EQUIVALENTS, January 1,	—	—	639

CASH AND CASH EQUIVALENTS, December 31,	$—	$—	$—

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock			Retained	Stockholders’
	Shares	Amounts		Shares	Amounts	Earnings	Equity

						(Restated	(Restated
						Note 15)	Note 15)

Balance as of January 1, 2000, as restated	70	7,050	1,100		1,100	$20,617	$28,767
Net income, as restated						4,314	4,314
Preferred dividends declared						(493)	(493)
Radio Employee Stock Plan, as restated	—	—	—		—	(1,502)	(1,502)

Balance as of December 31, 2000	70	7,050	1,100		1,100	22,936	31,086
Net loss, as restated						(17,203)	(17,203)
Preferred dividends declared	—	—	—		—	(493)	(493)

Balance as of December 31, 2001	70	7,050	1,100		1,100	5,240	13,390
Net income						11,162	11,162
Preferred dividends declared	—	—	—		—	(493)	(493)

Balance as of December 31, 2002	70	$7,050	1,100		$1,100	$15,909	$24,059

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Nature of Operations - Susquehanna Media Co. (Media) and its subsidiaries, Susquehanna Radio Corp. (Radio), Susquehanna Cable Co. (Cable), Susquehanna Data Services, Inc. (Internet), Susquehanna Fiber Systems, Inc., Susquehanna ET Investment Inc., and Media PCS Ventures, Inc. (collectively, the Company), are primarily in the businesses of radio broadcasting, cable television services, Internet services and other communications-related services. Susquehanna Fiber Systems, Inc. is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider.

Through its subsidiaries, the Company operates radio stations in major U.S. markets and cable television systems in Pennsylvania, Maine, Mississippi, Illinois, and Indiana. Internet services are provided in Pennsylvania, Maine, Illinois and Indiana. Radio advertising, cable television subscriptions, and Internet services account for approximately 62%, 35%, and 3% of 2002 consolidated revenues, respectively. Radio, cable and Internet services revenues were 63%, 33%, and 4% of 2001 consolidated revenues, respectively. Radio, cable and Internet services revenues were 69%, 29%, and 2% of 2000 consolidated revenues, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of Media and its subsidiaries. All significant intercompany accounts and transactions are eliminated. All Media common stock is owned by Susquehanna Pfaltzgraff Co. (the Parent).

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit Risk - The Company’s accounts receivable are largely from consumers and consumer businesses whose ability to pay is subject to changes in general economic conditions. Credit risk is managed through credit and collection controls in the radio and Internet segments and by disconnecting the cable segment’s delinquent subscribers. The allowance for bad debts is determined by using historical experience, payment trends and credit information in the context of existing economic conditions.

Property, Plant and Equipment - These assets are stated at cost. Depreciation and amortization are computed on the straight-line method for financial statement purposes based on the following estimated useful lives:

Buildings and improvements	-	10 to 40 years
Equipment	-	3 to 20 years

Depreciation expense was approximately $27.7 million, $27.0 million, and $23.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset additions and major renovations are capitalized and depreciated over their estimated useful lives. Periodically, asset lives are reviewed and adjusted based on facts and circumstances. Costs for constructing or rebuilding cable transmission and distribution facilities and costs of new cable service installations are capitalized. Costs of maintenance, repairs and minor renovations are charged against income. Gains or losses on dispositions are recognized in the consolidated statement of operations and the related costs and accumulated depreciation are removed from the consolidated balance sheet.

Valuation of Long-Lived and Indefinite-Lived Intangible Assets - The Company evaluates the recoverability of its long-lived assets including property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances suggest the carrying values may not be recoverable. Analyses based on undiscounted cash flows generated by the related operations and appraisals, trends or other indicators of fair value are used in these evaluations. If the asset’s carrying value exceeds the indicated fair value, a loss is recognized for the difference between the fair value and the asset’s carrying value.

The Company evaluates the recoverability of its indefinite-lived intangible assets and goodwill annually or whenever events or changes in circumstances suggest that the asset may be impaired. The Company performs its annual impairment testing generally one level below its reporting segments. Radio Federal Communications Commission broadcast licenses and goodwill are evaluated at the radio market cluster level, cable franchise values and goodwill are evaluated at the system level and Internet and Other goodwill is evaluated at the segment level. Indefinite-lived intangible assets other than goodwill are generally valued using discounted cash flow analyses, projections, trends, appraisals and multiples evidenced in the reporting units’ businesses. Comparable current market transactions, estimated future operating results, appraisals, trends and other profitability information may also be used in the evaluations. If the carrying value of an asset is greater than its indicated fair value, an impairment charge would be recognized for the difference in values.

Derivative Financial Instruments - Derivative financial instruments are used solely to limit interest rate exposure on variable rate debt. No derivative financial instruments are held for trading purposes. The Company is not a party to any leveraged instruments. Interest swaps and collars may either be treated as hedges or marked-to-market as elected on a contract-by-contract basis. The Company has entered into interest rate swaps to limit its exposure to interest rate changes on a portion of its variable rate debt. Hedge accounting has not been elected. Variations in fair value are marked-to-market on a current basis and are a component of interest expense in the consolidated statements of operations.

Disclosures about Fair Value of Financial Instruments - Financial instruments include cash and cash equivalents, investments and long-term debt. The fair value of investments and cash and cash equivalents approximate their carrying values. Floating rate debt is considered fair value. The Senior Subordinated Notes’ fair value is based on market quotations.

Investments and Other Assets - The Company’s investments of less than 20% in other entities are reported using the cost method of accounting unless the Company has the ability to exercise significant influence over the financial and operating policies of the entity. Where such influence exists, the investee is accounted for using the equity method. Investments in other entities, which are at least 20% and not more than 50% owned, are reported using the equity method.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues - Radio, cable and Internet revenues are recognized in the period that services are provided. Radio revenues are reported when advertising is aired and when events are held, net of agency commissions. Agency commissions for the years ended December 31, 2002, 2001, and 2000 were $31.2 million, $27.7 million, and $30.8 million, respectively. Cable subscriber revenues are recognized when services are provided. Cable installation revenues are recognized to the extent of direct selling costs incurred. Cable franchise fees, which may be up to 5% of subscriber revenues, must be collected and remitted to franchising authorities. Franchise fees are passed through to subscribers as permitted and are included in cable revenues. Internet and other revenues are recognized when services are provided or performed. Media’s revenues were concentrated in the following media markets:

	2002	2001	2000
San Francisco	17%	18%	25%
York, PA	21%	21%	18%
Dallas — Fort Worth	15%	15%	14%

Interest - Interest paid was $31.7 million, $33.9 million, and $36.8 million for the years ended December 31, 2002, 2001, and 2000, respectively. Interest relating to construction of buildings and equipment is capitalized as part of the related asset’s cost. Approximately $0.0 million, $0.5 million, and $0.9 million of interest was capitalized during the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred financing costs are included in Investments and Other Assets and are amortized on a straight-line basis over the repayment period of the related debt. The method used does not differ materially from the effective interest method.

Income Taxes - Income taxes are based on the asset and liability method. Deferred income taxes reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting balances at each year-end. Changes in enacted tax rates are reflected in the tax provision as they occur.

Stock-Based Compensation - Compensation expense is recognized in accordance with Statement of Financial Accounting Standard No. 123, “ Stock-Based Compensation” (“SFAS 123”). After April 1, 2002, compensation expense on options is recognized using minimum value. See Note 7 for accounting treatment prior to April 1, 2002.

Recent Accounting Pronouncements - Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) specifies financial and reporting obligations pertaining to the retirement of tangible long-lived assets and associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) amends SFAS 123 to provide for alternative methods of transitioning to the fair value method of valuing stock-based compensation. The Company is using the fair value method. As of December 31, 2002, the number and value of stock options granted and outstanding was immaterial.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), requires a guarantor to disclose its obligations under certain guarantees that it has issued in interim and annual financial statements for guarantees issued or modified after December 31, 2002. For certain guarantees, a guarantor may be required to recognize a liability for the fair value of the obligation at its inception. FIN 45 does not specify an approach for subsequently measuring and recording the change in fair value of the obligation. The interpretation’s disclosure provisions applied to interim or annual financial statements for periods ending after December 15, 2002. The impact of adopting FIN 45 will be based on the nature and terms of guarantees that the Company enters into or modifies in the future.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

2.	Acquisitions and Dispositions

All acquisitions have been accounted for as purchases. The results of acquired operations were included in the Consolidated Statements of Operations since their acquisition dates.

On September 30, 2002, Media purchased the assets of Radio Station WYGY-FM from Caron Broadcasting, Inc. for $45.0 million cash. Radio Station WYGY-FM is licensed to Lebanon, Ohio and serves the Cincinnati, Ohio marketplace. Existing credit facilities were utilized for the acquisition. WYGY-FM’s revenues included in the consolidated statement of operations were approximately $1.3 million. WYGY-FM’s operations added approximately $23,000 to consolidated income before income taxes.

On April 1, 2002, Cable purchased certain assets of Fairbanks Communications, Inc. for $26.7 million cash. The assets served 11,300 subscribers in the Lawrenceburg, Indiana area when acquired. The purchased assets are being integrated into the Midwest system. Existing credit facilities were utilized to finance the acquisition. Cable revenues in the consolidated statement of operations included $3.9 million related to Lawrenceburg. Consolidated income before income taxes includes a $2.4 million loss related to Lawrenceburg. Depreciation for Lawrenceburg was $1.6 million due to significant rebuild activities.

On August 31, 2001, Cable acquired the assets of River Valley Cable for $8.0 million cash. Existing credit facilities were used to finance the acquisition. The River Valley cable system served 3,800 customers when purchased and is contiguous to the Williamsport, PA cable system. The Company has eliminated the headend and upgraded the cable plant which has been fully integrated into its Williamsport system.

On May 25, 2001, Radio purchased all of the stock of Sunnyside Communications, Inc. for $3.3 million. Sunnyside Communications, Inc. owns and operates WQKC-FM and WZZB-AM serving Seymour, Indiana and WAVG-AM serving Jeffersonville, Indiana and Louisville, Kentucky. Existing credit facilities were used to finance the acquisition. An unrelated party is operating these stations under a local marketing agreement.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 15, 2001, Radio purchased a forty-percent interest in 1051FM, LLC from Jesscom, Inc. (“Jesscom”) for $10 million cash. Existing credit facilities were used to finance the acquisition. The purchase cost was included in Investments and Other Assets. 1051FM, LLC owned a construction permit to build a Class C-1 radio station with call letters KFME-FM licensed to Garden City, Missouri, which serves the Kansas City market. Under the terms of a joint sales agreement, Radio sells commercial airtime on the station and Jesscom programs and operates the station. Radio is required to pay 1051FM, LLC’s monthly operating expenses and additional fees. Radio has an option to purchase Jesscom’s interest in 1051FM, LLC at fair market value as determined by an independent appraiser (for not less than $15 million and not more than $27 million) during a one year period commencing February 14, 2004. Jesscom began broadcasting operations on June 18, 2001.

On July 20, 2000, Radio purchased the assets of Kansas City, Missouri radio stations KCMO-AM, KCMO-FM and KCFX-FM for $113.2 million. Radio broadcast rights for the Kansas City Chiefs NFL franchise through the 2002 football season were included in the purchase. The Company’s existing credit facilities were used to finance the acquisition. In the Company’s opinion, it was impracticable to obtain full financial statements for the stations acquired because they were not separate business units, certain expenses were not historically allocated and separate balance sheets were not prepared for the acquired stations. Accordingly, no pro forma disclosures are included.

On October 19, 2000, the Company’s Internet and Other segment purchased the assets of Judd’s Online, Inc., a web development company based in Winchester, Virginia for $8.5 million cash, including approximately $1.6 million in working capital. The Company has integrated its existing web development operations into Judd’s and is marketing the services through an existing subsidiary.

On September 1, 2000, a Cable subsidiary purchased the assets serving approximately 2,200 cable subscribers in the Montgomery/Collomsville, Pennsylvania area for $3.8 million cash.

On May 22, 2000, the Company’s Internet and Other segment purchased the assets of Krone Group Inc., a full service marketing communications firm located in Harrisburg, Pennsylvania, for $1.3 million cash.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For acquisitions occurring after June 30, 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) requires an acquisition’s total purchase price to be allocated to the fair value of the assets acquired and the liabilities assumed as of the acquisition date. Independent appraisals were generally utilized to determine and allocate fair values. The Company has allocated the costs of purchased assets, at their fair values as follows (in thousands):

	2002	2001	2000

Radio
Property, plant and equipment	$1,091	$—	$3,581
Investments and other assets	—	10,000	—
Intangible assets	43,862	3,300	109,597

Total	$44,953	$13,300	$113,178

Cable
Property, plant and equipment	$9,365	$696	$819
Intangible assets	17,221	7,304	2,964

Total	$26,586	$8,000	$3,783

Internet
Property, plant and equipment	$—	$—	$566
Intangible assets	—	—	7,633

Total	$—	$—	$8,199

Intangible assets related to these acquisitions are expected to be deductible for tax purposes.

3.	Long-Term Debt

	2002	2001

Long-term debt includes (in thousands):
8.5% Senior Subordinated Notes	$150,000	$150,000
Term Loan “A”	92,000	100,000
Term Loan “B”	99,250	100,000
Revolving Credit Commitment	179,700	144,900
Other	187	205

	521,137	495,105
Less amounts payable within one year	17,032	8,780

	$504,105	$486,325

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $150.0 million 8.5% Senior Subordinated Notes are due in November 2009. Interest is payable semi-annually. The Notes’ fair value as of December 31, 2002 is $156.0 million.

The Company maintains a Senior Secured Credit Facility (“Facility”) with a group of banks. The revolving credit commitment began reducing in 2002 and matures in 2007. The Facility’s term loans began amortizing in 2002 and mature in 2007 and 2008. As of December 31, 2002, the revolving credit commitment’s maximum borrowing was $230 million. The revolving credit commitment and term loans bear interest at the LIBOR rate plus an applicable margin based on certain ratios. The interest rate on the revolving credit commitment was 2.83% and 3.37% at December 31, 2002 and 2001, respectively. The interest rate on Term Loan “A” was 2.79 % and 6.31% and the interest rate on Term Loan “B” was 3.9 % and 5.13% at December 31, 2002 and 2001, respectively. Interest is payable quarterly or on maturity of a LIBOR-based tranche. At December 31, 2002, approximately $50.2 million was available for borrowing under the revolving credit commitment. The Facility’s carrying balances are considered to be their fair value.

The banks hold collateralized interests in certain FCC licenses and stock pledges from shareholders of the Company. The banks are further collateralized by a first lien on all assets (tangible and intangible) of the Company excluding realty and vehicles. The Company must maintain debt coverage and financial ratios at prescribed levels. The Company has further consented to restrict common stock dividends, investment transactions with affiliates, repurchase of subsidiary non-voting stock, ownership changes, sale of assets and incurrence of additional debt.

Derivative financial instruments are used solely to limit interest rate exposure related to the revolving credit commitment and are not used for trading purposes. The Company has entered into two interest rate swaps totaling $70.0 million notional value, of which $50 million notional value expires in 2003 and $20 million notional value expires in 2005. The effect of these agreements convert the interest rate on $70.0 million of variable rate debt to 5.85% fixed rate debt as of December 31, 2002. The Company has not elected hedge accounting for these contracts. The interest rate swaps were recognized at their $0.7 million and $1.5 million fair value liabilities as a component of accrued interest as of December 31, 2002 and 2001, respectively. Interest swaps increased (decreased) interest expense for the years ended December 31, 2002 and 2001 by ($0.8) million and $1.5 million, respectively.

The non-current portion of long-term debt matures in the following years (in thousands):

2004	$60,734	2007	$89,919
2005	71,037	2008	47,375
2006	85,040	2009	150,000

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Income Taxes

The provision for income taxes is summarized as follows for the years ended December 31, (in thousands):

	2002	2001	2000

		(Restated	(Restated
		Note 15)	Note 15)
Current
Federal	$(7,857)	$(2,212)	$(14,337)
State	(1,132)	(952)	(822)

Total current	(8,989)	(3,164)	(15,159)

Deferred
Federal	(7,173)	(2,588)	(1,604)
State	(1,742)	(664)	1

Total deferred	(8,915)	(3,252)	(1,603)

Provision for Income Taxes	$(17,904)	$(6,416)	$(16,762)

Income tax payments for the years ended December 31, 2002, 2001, and 2000 were approximately $4.2 million, $1.2 million, and $18.4 million, respectively.

The Company is included in the consolidated federal income tax return of its Parent. The Company’s tax provision is computed on a separate return basis. Losses of other companies in the consolidated federal return may reduce the Company’s tax payments. As of December 31, 2002 and 2001, the Company’s tax sharing account had a liability balance of approximately $5.6 million and 4.4 million, respectively. The tax sharing account is included in accrued income taxes. The tax sharing account must be paid if a loss member leaves the consolidated tax return group.

Reconciliations of the difference between the U.S. statutory income tax rate and the Company’s effective book income tax rate follow:

	2002	2001	2000

		(Restated	(Restated
		Note 15)	Note 15)
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	5.7	(11.9)	2.2
Non-deductible charge for Radio Employee Stock Plan	18.2	(84.8)	27.7
Non-deductible amortization and expenses	0.9	(6.9)	2.2
Other	(5.3)	(2.0)	0.2

Effective book income tax rate	54.5%	(70.6)%	67.3%

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002 and 2001, deferred tax assets and liabilities resulted from the following temporary differences (in thousands):

	2002	2001

		(Restated
		Note 15)
Deferred tax assets:
Allowance for doubtful accounts	$601	$649
Investments	433	179
Self-insured risks	133	177
Intangible assets	2,605	—
Pension benefits	120	—
Deferred income	2,359	1,216
Liabilities not recognized for tax purposes	383	293
Tangible assets	827	—
Stock option benefits/deferred compensation	4,207	2,911

Total deferred tax assets	11,668	5,425

Deferred tax liabilities:
Pension benefits	2,036	1,847
Tangible assets	22,709	20,991
Intangible assets	35,034	21,837
Investments in partnerships	2,032	1,844
Other liabilities	120	254

Total deferred tax liabilities	61,931	46,773

Net deferred tax liabilities	$50,263	$41,348

5.	Intangible Assets

Intangible assets are comprised of the following (in thousands):

	2002	2001

		(Restated
		Note 15)
Indefinite-lived, at carrying value:
Federal Communications Commission licenses	$295,379	245,960
Cable franchise values	72,017	59,488
Goodwill	13,971	14,089

Subtotal	381,367	319,537

Definite-lived, at cost:
Cable subscriber lists	10,630	5,365
Favorable leases	3,348	3,348
Other	865	396

	14,843	9,109
Less accumulated amortization	8,327	6,640

Subtotal	6,516	2,469

	$387,883	$322,006

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definite-lived intangible assets amortize in the following years (in thousands):

2003	$1,890	2006	$615
2004	1,165	2007	482
2005	810	Thereafter	1,554

Cable subscriber lists are being amortized based on factors supplied by an independent appraiser through 2013. Favorable leases are amortized using the straight-line method over their respective terms. Amortization for the years ended December 31, 2002, 2001, and 2000 was approximately $1.8 million, $14.9 million (restated), and $13.1 million (restated), respectively.

Prior to adoption of SFAS 142, goodwill and Federal Communications Commission (“FCC”) licenses were amortized over 40 year periods using the straight-line method. Cable franchise values were amortized over 15 years using the straight-line method. Upon adoption of SFAS 142 on January 1, 2002, amortization of FCC licenses, cable franchise values and goodwill ceased. The following pro forma financial information for 2001 and 2000 is presented as if SFAS No. 142 was adopted as of January 1, 2000 (amounts in thousands, except per share data):

	2002	2001	2000

		(Restated Note 15)	(Restated Note 15)
Net income (loss):
As reported	$11,162	$(17,203)	$4,314
SFAS No. 142 impact	—	9,165	7,930

As adjusted	$11,162	$(8,038)	$12,244

Basic and Diluted Earnings per share:
As reported	$9.70	$(16.09)	$3.47
SFAS No. 142 impact	—	8.33	7.21

As adjusted	$9.70	$(7.76)	$10.68

Changes in the carrying value of goodwill and indefinite-lived intangible assets follow:

Radio Federal Communications Commission Licenses:
Balance January, 1 2001	$252,633
Amortization	(6,673)

Balance December 31, 2001	245,960
Acquisitions	39,419
Contract fee payable	10,000

Balance December 31, 2002	$295,379

Franchise Values:
Balance January 1, 2001	$58,297
Acquisitions	7,304
Other	117
Purchase price allocation	(17)
Amortization	(6,213)

Balance December 31, 2001	59,488
Acquisitions	12,342
Purchase price allocation	187

Balance December 31, 2002	$72,017

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Radio	Cable	Internet & Other	Total

Goodwill:
Balance January, 1 2001	$2,045	$5,945	$7,485	$15,475
Purchase price allocation	—	—	(80)	(80)
Amortization	(81)	(718)	(507)	(1,306)

Balance December 31, 2001	1,964	5,227	6,898	14,089
Acquisitions	4,443	207	—	4,650
Purchase price allocation	232	—	—	232
Impairment loss	—	—	(5,000)	(5,000)

Balance December 31, 2002	$6,639	$5,434	$1,898	$13,971

Adoption of SFAS 142 reduced amortization by approximately $14.1 million for the year ended December 31, 2002.

SFAS 142 required the Company to perform a transitional assessment of goodwill and intangible assets with indefinite lives as of January 1, 2002. In order to perform this transitional assessment, Media (1) identified its reporting units, (2) determined the carrying value of each reporting unit, and (3) determined the fair value of each reporting unit using discounted cash flows and other indicators of value. An impairment loss is indicated if an intangible asset’s carrying value exceeds its fair value. After a further review of the $5.0 million goodwill transitional impairment loss previously recognized, the loss was more appropriately reflected as occurring in 2002.

As required by SFAS 142, the Company evaluated the recoverability of its goodwill and indefinite-lived intangible assets as of December 31, 2002. Based on an impairment assessment of these assets, a $5.0 million Internet goodwill impairment loss was recognized. The Parent’s independent appraisal for ESOP valuation purposes as of December 31, 2002 was utilized in determining the impairment loss. For disclosures related to the consolidated statements of cash flows, the Internet goodwill impairment loss is a non-cash item.

WHMA-FM was moved from Anniston, Alabama to serve the Atlanta, Georgia metropolitan area based upon a Federal Communications Commission (FCC) Report and Order. The station commenced operations in College Park, Georgia as WWWQ-FM in January 2001. Subsequently, a mutually exclusive applicant filed a Petition for Reconsideration with the FCC that was denied. If a final Report and Order is received on or before May 2003, Media must pay $10.0 million to the former owners in accordance with the original purchase agreement. Management believes that payment is probable and accordingly, $10.0 million has been recognized as additional FCC license cost and as a contract fee payable. Existing credit facilities are likely to be utilized to pay this liability. For purposes of the consolidated statements of cash flows, this transaction was a non-cash item.

6.	Investments and Other Assets

A subsidiary is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider. Adelphia’s partner in this partnership has indicated that it is not included in recent bankruptcy filings. As of December 31, 2002, Media’s investments

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other assets included $3.9 million related to this partnership. For the years ended December 31, 2002, 2001 and 2000, $0.6 million loss, $1.4 million income, and $1.3 million income were included in the statement of operations, respectively.

Unamortized deferred financing expenses were $4.8 million at December 31, 2002 and $5.5 million at December 31, 2001.

Investment losses totaling $1.5 million were recognized during the year ended December 31, 2001 due to management’s judgment that Media’s investments in Radiowave and Etour were not realizable. Investment losses of $1.1 million were recognized during the year ended December 31, 2000. The losses were included in other expense.

7.	Radio Employee Stock Plan and Cable Performance Share Plan

Radio maintains an Employee Stock Plan (“Plan”) for certain key employees who may purchase Susquehanna Radio Corp. Class “B” non-voting common stock at a formula value set by the Plan. For each share purchased, participants receive an immediately vested option to purchase two additional shares at the same price. Total shares and options offered may not exceed 400,000 shares. Options expire ten years and one month after the grant date. Options awarded may be subject to settlement in cash. Shares are subject to repurchase by Radio, generally at values determined annually by the Plan agreement. Radio has a right of first refusal to purchase outstanding shares and may require a terminated employee to resell outstanding shares at the current formula value. An employee who dies or becomes disabled, who retires on or after the age of 60 or who terminates employment at or after age 60 may require Radio to repurchase outstanding shares. The Plan’s transaction year is April 1 through March 31. Although Radio may modify, suspend, or terminate the Plan at any time, previously offered purchase rights or options are not subject to change.

Prior to 1996, shares issued and options granted were accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and Emerging Issues Task Force 87-23. Accordingly, shares issued prior to 1996 were treated as equity instruments and reflected as minority interest on the balance sheet. Options were afforded variable accounting, until the point of exercise.

In 1996 the Company adopted the measurement and attribution provisions of SFAS No. 123, which requires all shares and options issued after 1995 to be measured based upon the change in formula value each year, with a corresponding charge to operations.

Option activity in the Radio Employee Stock Plan was as follows:

	Options Outstanding	Option Price

Balance at January 1, 2000	70,032	$1.26 - $18.82
Exercised	(70,032)	$1.26 - $18.82

Balance at December 31, 2000 and 2001	—	—
Granted	2,780	$170.64

Balance at December 31, 2002	2,780	$170.64

On April 10, 2000, Susquehanna Pfaltzgraff Co.’s Board of Directors changed the method of determining the Plan’s share value effective July 1, 2000. Over a period that ended April 1, 2002, Plan share value transitioned from a formula value to a value based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). On July 1, 2000, share value was based one-third on Appraised Value and two-thirds on formula value. As of April 1, 2001, share value was based two-thirds on Appraised Value and one-third on formula value. As of April 1, 2002 and thereafter, Plan share value was based on Radio’s Appraised Value.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The July 1, 2000 change in the method for valuing shares was reconsidered to be a plan modification that subjected shares formerly accounted for under APB 25 to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This plan modification required recognition of a $1.5 million charge to retained earnings on July 1, 2000. As of July 1, 2000, shares formerly accounted for as minority interests were reclassified to a Radio Employee Share Plan Liability. Increases in share value were previously charged directly against retained earnings. The plan modification required increases in Plan share value to be expensed in the statement of operations until share value equaled fair value. The $19.7 million increase in value of Plan shares as of July 1, 2000, the $22.3 million increase in value of Plan shares as of April 1, 2001 and the $17.1 million increase in value of Plan shares as of April 1, 2002 were recognized as noncash compensation charges in the statement of operations at those dates. These charges were considered to be general and administrative expenses. For purposes of disclosures related to the consolidated statements of cash flows, these transactions were treated as noncash items.

As of April 1, 2002, Plan shares were reclassified from Radio Share Plan Liability to minority interests. Future increases in Plan share value will be recognized as minority interests in the consolidated statement of operations.

On June 18, 2002, certain key employees purchased a total of 1,390 newly-issued Plan shares at $170.64 per share. For each share purchased, a fully-vested option was granted to purchase two additional shares at $170.64 per share during a period ending ten years and one month from the purchase date. A $0.3 million compensation expense was recognized in the second quarter related to the sale of stock and grant of options.

In May 2002, Radio repurchased and retired approximately $14.6 million of Plan shares from retirees and current key employees. Existing credit facilities were used to finance the repurchases. The repurchases were accounted for as acquisition of minority interests. As of December 31, 2002, the total value of these outstanding shares was approximately $51.7 million, which was included in accrued employee-related costs ($6.5 million) and minority interests ($45.2 million).

8.	Cable Performance Share Plan

The Susquehanna Cable Co. Performance Share Plan is a non-qualified deferred compensation plan for certain key employees. Participants are granted performance share rights that may be purchased by deferring compensation. Cable performance shares are accounted for as stock appreciation rights. On April 10, 2000, the Susquehanna Pfaltzgraff Co. Board of Directors also changed the method of determining performance share value. Performance shares were formerly valued using a formula based on stockholders’ equity and prior earnings.

Over a period that ended April 1, 2002, performance share value transitioned to a value based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). On July 1, 2000, performance share value was based one-third on Appraised Value and two-thirds on the previous formula value. On April 1, 2001, performance share value were based two-thirds on Appraised Value and one-third on the previous formula value. On April 1, 2002 and thereafter, performance share value was based on Cable’s Appraised Value.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The July 1, 2000 revaluation of Cable’s performance shares resulted in recognition of a $3.0 million compensation expense. On April 1, 2001, the revaluation of performance shares resulted in the recognition of a $4.2 million compensation expense. Based on the ESOP valuation performed as of December 31, 2001, $4.1 million compensation expense was recognized in 2002. The increases in performance shares value were included in general and administrative expenses.

On June 18, 2002, certain key employees purchased a total of 250 Cable performance shares at $267.91 per share. For each share purchased, a fully-vested option was granted to purchase two additional performance shares at $267.91 per share during a period ending ten years and one month from the purchase date. A $0.1 million compensation expense was recognized related to the sale of performance shares and issuance of performance share options. As of December 31, 2002, 500 unexercised performance share options at $267.91 per performance share were outstanding. The approximately $10.7 million and $7.2 million value of performance shares as of December 31, 2002 and 2001, respectively were included in other liabilities.

9.	Employee Benefits

Most full-time employees participate in an Employee Stock Ownership Plan (ESOP) of the Company’s Parent. ESOP expense of approximately $9.1 million, $9.1 million and $8.3 million, was recognized for the years ended December 31, 2002, 2001 and 2000, respectively.

Coincident with the ESOP’s 1999 creation, the Company made a $116.9 million twenty-year loan to its Parent at a 6% interest rate. Loan proceeds were used to fund the Parent’s ESOP. Principal and interest payments totaling $10.0 million are receivable annually in December. On July 18, 2001, coincident with a second ESOP transaction, the Company loaned its Parent an additional $14.6 million at a 6.5% interest rate, repayable in 18 annual installments of $1.4 million that commenced in December 2001. On December 30, 2002, 2001 and 2000, the Parent made principal payments of $4.2 million, $4.4 million and $3.3 million, respectively. Due to the Parent-subsidiary relationship, it is impracticable to determine the fair value of these notes.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Many full-time Company employees are covered by the Parent’s Susquehanna Pfaltzgraff Co. Pension Plan, a noncontributory qualified defined benefit pension plan. Benefits under the Pension Plan are based on employees’ years of service and earnings over part or all of their careers through April 1999, when benefit accruals ceased.

The funded status of the Parent’s pension plan at December 31, was as follows (in thousands):

	2002	2001

Benefit obligation, beginning of year	$26,779	$25,480
Interest cost	1,887	1,787
Actuarial losses	1,888	726
Benefits paid	(1,236)	(1,214)

Benefit obligation, end of year	29,318	26,779

Fair value of plan assets, beginning of year	35,437	38,054
Actual return on plan assets	(4,103)	(1,403)
Benefits paid	(1,236)	(1,214)

Fair value of plan assets, end of year	30,098	35,437

Excess of fair value of plan assets over benefit obligation at end of year	780	8,658
Unrecognized net actuarial loss	9,298	73
Unrecognized prior service costs	621	665

Prepaid pension cost at December 31,	$10,699	$9,396

The Parent’s pension plan’s net pension costs for the years ended December 31, included the following components (in thousands):

	2002	2001	2000

Service cost	$210	$210	$230
Interest cost	1,887	1,787	1,770
Expected return on plan assets	(3,444)	(3,297)	(3,074)
Amortization of net asset	—	(53)	—
Amortization of prior service cost	44	44	44

Net periodic pension cost (income)	$(1,303)	$(1,309)	$(1,030)

Negative pension cost recognized for the years ended December 31, 2002, 2001 and 2000 was $0.5 million, $0.5 million and $0.4 million, respectively. Included in the Company’s investments and other assets are prepaid pension costs of $5.3 million and $4.4 million at December 31, 2002 and 2001.

The Parent’s funding policy is to make contributions, as required by various regulations, not to exceed the maximum amounts deductible for federal income tax purposes (none in 2002, 2001 or

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000). Plan assets, primarily listed bonds and stocks, are held by independent trustees. The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 6.75% and 7.00% for 2002 and 2001, respectively. The expected long-term rate of return on Plan assets was 8.75% and 9% for 2002 and 2001, respectively.

The Parent also sponsors a defined contribution (401k) plan, which covers all full-time employees. The plan matches 75% of the first 2% of salary contributed by a participant. From September 7, 2001 through May 1, 2002, the match was suspended as a cost-savings measure. The Company contributed approximately $0.5 million, $0.6 million, and $0.7 million to this plan for the years ended December 31, 2002, 2001 and 2000, respectively.

10.	Lease Commitments

Rental expense for operating leases was $6.0 million, $6.1 million, and $5.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Annual aggregate minimum rental commitments under non-cancelable operating leases are as follows (in thousands of dollars):

2003	$4,539	2006	$4,255
2004	4,633	2007	3,701
2005	4,569	2008 and beyond	13,075

11.	Related Parties

The Company purchases management services, office space and administrative services from related parties, primarily its Parent. Included in general and administrative expenses for the years ended December 31, are charges for (in thousands):

	2002	2001	2000

Management fees	$6,326	$5,743	$4,103
Accounting, internal audit and tax services	955	855	732
Human resources	1,049	957	988
Treasury	366	317	314
Occupancy, vehicle rentals and administrative services	519	870	897

	$9,215	$8,742	$7,034

Expenses are allocated based on the Parent’s best estimates of proportional or incremental costs, whichever is more representative of costs on a stand-alone basis. In management’s opinion, expenses shown in the financial statements approximate expenses on a stand-alone basis.

Media owed $0.9 million and $0.8 million to its Parent primarily for uncleared payroll disbursements and invoiced administration expenses as of December 31, 2002 and 2001, respectively. These amounts are paid in the normal course of business.

Media’s preferred stock is owned by related parties.

Media purchased the principal offices of its York, Pennsylvania radio stations formerly leased from a related limited partnership for $1.4 million on December 24, 2002. The purchase price was based

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on an independent appraisal. These facilities were formerly leased at an annual cost of $178,000.

On June 27, 2001, the Company purchased land and a building located in Indianapolis, Indiana from its Parent for $2,250,000 cash. The purchase price was based on an independent appraisal. These facilities were formerly leased from the Parent at an annual cost of $185,000.

12.	Contingencies and Commitments

KNBR, Inc., a subsidiary of the Company, is a limited partner in San Francisco Baseball Associates L.P. KNBR, Inc. has entered into a rights agreement that allows radio station KNBR-AM to broadcast Giants’ baseball games through the 2004 baseball season. The agreement requires annual rights payments ranging to $6 million in 2004. KNBR, Inc. expensed rights payment of $5.6 million, $5.4 million, and $5.3 million during the 2002, 2001, and 2000 baseball seasons, respectively.

On October 26, 2001, the National Football League (NFL) approved a contract extending KCFX-FM’s broadcast rights for the Kansas City Chiefs NFL franchise through the 2006 football season. The contract, which was effective as of August 1, 2001, requires rights payments ranging from $2.0 million for the 2001 football season to $2.4 million for the 2006 football season. Rights payments totaling $2.6 million, $2.0 and $2.2 million were paid and charged against income during 2002, 2001, and 2000, respectively.

An unrelated cable television Multiple System Operator (MSO) owns a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Cable’s operating subsidiaries. If the MSO offers to purchase the Company’s interest in its cable television operations, the Company must either accept or reject the offer within sixty days. If the Company rejects the offer, the MSO may require the Company to repurchase the MSO’s holdings at the offer price plus a fee equal to 3% of the MSO’s $25.0 million investment, compounded annually from 1993.

Through November 12, 2003, the MSO may require the Company to repurchase its ownership interest at a price to be determined by independent appraisers. The “Put Right” may not be exercised if exercise would create default under certain debt agreements. If the “Put Right” is exercised, the Company may, at its sole discretion and in lieu of acquiring the MSO’s ownership interests, sell Cable and pay the MSO its pro rata share of net proceeds. In any event, the MSO must be offered a first right to purchase Cable.

The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In management’s opinion, the Company’s recovery, if any, or the Company’s liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.

13.	Segments

The Company’s four main business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments: Radio, Cable, and Internet and Other. Internet and Other includes Internet access, hosting, and web creation revenues. Operating income from intersegment revenues are not significant.

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business units.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):

			Internet
	Radio	Cable	and Other	Consolidated

For the Year Ended December 31, 2002
Operating income	$42,617	$21,082	$(7,431)	$56,268
Interest expense, net	6,272	10,773	12,155	29,200
Radio Employee Stock Plan	17,065	—	—	17,065
Depreciation and amortization	5,745	23,125	600	29,470
Income (loss) before income taxes and minority interests	35,592	10,309	(13,077)	32,824
Provision for income taxes	(18,477)	(4,210)	4,783	(17,904)
Identifiable assets	400,912	216,996	128,619	746,527
Capital expenditures	5,710	20,902	1,717	28,329
For the Year Ended December 31, 2001 (Restated)
Operating income	$19,599	$7,764	$(5,208)	$22,155
Interest expense, net	9,099	11,861	16,927	37,887
Radio Employee Stock Plan	22,305	—	—	22,305
Depreciation and amortization	12,012	28,789	1,038	41,839
Income (loss) before income taxes and minority interests	9,438	(4,096)	(14,435)	(9,093)
Provision for income taxes	(12,409)	790	5,203	(6,416)
Identifiable assets	341,999	188,412	135,314	665,725
Capital expenditures	8,539	22,772	428	31,739
For the Year Ended December 31, 2000 (Restated)
Operating income	$47,486	$9,205	$525	$57,216
Interest expense, net	8,220	14,462	14,841	37,523
Radio Employee Stock Plan	19,748	—	—	19,748
Depreciation and amortization	10,114	25,385	740	36,239
Income (loss) before income taxes, and minority interests	38,051	(5,257)	(7,879)	24,915
Provision for income taxes	(20,964)	1,488	2,714	(16,762)
Identifiable assets	339,618	185,707	132,017	657,342
Capital expenditures	5,574	30,359	980	36,913

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Subsequent Events

On February 11, 2003, the Company agreed to purchase the assets of WSOX-FM for approximately $23 million. WSOX-FM is an “Oldies” station licensed to Red Lion, Pennsylvania serving the central Pennsylvania area. A closing is expected by third quarter 2003. This acquisition is expected to be funded by cash flows from operations and existing credit facilities.

Media purchased approximately 34,000 square feet of office space in a building constructed by a related company, at a total cost of approximately $5.0 million in February 2003. Terms of the purchase were no less favorable than terms for unrelated purchasers of office space in the project. Existing credit facilities were utilized to fund the purchase.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Restatements

The consolidated financial statements as of December 31 2001 and 2000, and for the years then ended have been restated to: (1) properly reflect the accounting for the changes in share values related to the July 1, 2000 plan modification affecting shares issued under the Radio Employees Stock Plan (“Plan”) (Note 7); (2) properly account for payments received from Cable programming suppliers for channel launch support and promotion (“Launch Fees”); (3) depreciate cable distribution system to be rebuilt ratably over the rebuild period as opposed to the prior practice of recognizing a loss at the end of a rebuild project; and (4) recognize additional amortization expense and lease charges. Other reclassifications have been made for presentation purposes.

The Plan-related restatements are primarily limited to reporting the changes in Plan share values as non-cash expenses, rather than as the direct charges to retained earnings as previously reported. The Plan-related restatements had no effect on cash, assets or cash flows. The Plan-related restatement reduced retained earnings as of January 1, 2000 by $0.2 million and as of July 1, 2000 by $1.5 million, and reduced operating income by $22.3 million and $19.7 million in 2001 and 2000, respectively. Adjustments to minority interests pertain primarily to the Plan-related restatements

The Launch Fees-related restatement reduced 2001 and 2000 operating income by approximately $1.7 million and $0.4 million, respectively. Restated Launch Fees also reduced retained earnings as of January 1, 2000 by approximately $0.5 million. For presentation purposes, related selling expense offsets were reclassified as operating and programming expense offsets. Launch Fees were formerly recognized as reductions to marketing expenses based on advertising and marketing efforts for the periods advertising campaigns were run. Launch fees as restated are amortized on a straight-line basis over the related Cable programming contract’s remaining life and recognized as reductions to operating and programming expenses.

Restatements for depreciation and losses for replacement of cable distribution system decreased operating income by $2.3 million for 2001 and by $2.9 million for 2000. Net income was increased by approximately $1.2 million for 2001 and $0.6 million for 2001. Retained earnings as of January 1, 2000 was reduced by approximately $1.8 million for the effects on prior periods.

Restatements for amortization and lease costs reduced operating income by approximately $0.5 million for 2001 and $0.3 million for 2000 respectively.

The effects of the restatements are summarized below (in thousands):

	2001	2001

	(As restated)	(As previously reported)

Consolidated Balance Sheet

Property, plant and equipment, net	$141,123	$144,123

Intangible assets, net	322,006	316,160

Investments and other assets	31,194	37,397

Radio employee stock plan liability	49,321	—

Other liabilities	11,544	10,994

Deferred income taxes	43,600	45,108

Minority interests	17,612	67,229

Retained earnings	5,240	7,343

Total stockholders’ equity	13,390	15,493

	2001	2001	2000	2000

	(As restated)	(As previously reported)	(As restated)	(As previously reported)
Consolidated Statements of Operations
Operating Expenses
Operating and programming	$122,668	$123,336	$111,621	$113,633
Selling	39,134	36,727	39,107	36,710
General and administrative	65,328	65,015	56,658	56,528
Radio Employee Stock Plan	22,305	—	19,748	—
Depreciation and amortization	41,839	39,412	36,239	33,133
Total Operating Expenses	291,274	268,675	263,373	243,895
Operating Income	22,155	48,939	57,216	80,585
Loss on Sale of Assets (cable rebuilds)	—	(4,185)	—	(3,891)
Income (Loss) Before Income Taxes and Minority Interests	(9,093)	13,506	24,915	44,393
Provision for Income Taxes	(6,416)	(6,538)	(16,762)	(16,661)
Income (Loss) Before Minority Interests	(15,509)	6,968	8,153	27,732
Minority Interests	(1,694)	(2,261)	(3,839)	(5,185)
Net Income (Loss) and Comprehensive Income (Loss)	(17,203)	4,707	4,314	22,547

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatements affected net income as follows (in thousands of dollars):

	2001	2000

Radio Employee Stock Plan	$(22,305)	$(19,748)
Cable launch fees	(1,043)	(245)
Cable rebuilds	1,159	620
Impact on minority interests	567	1,346
Other	(288)	(206)

	$(21,910)	$(18,233)

Restatements affected operating income as follows (in thousands of dollars):

	2001	2000

Radio stock plan	$(23,305)	$(19,748)
Cable rebuilds	(2,285)	(2,891)
Launch fees	1,739	385
Others	(455)	(345)

	$(26,784)	$(23,369)

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     As previously reported, effective December 19, 2002, our board of directors engaged KPMG LLP as our independent accountants to replace PricewaterhouseCoopers LLP, who was dismissed as our independent accountants on November 15, 2002. For additional detail regarding our change in independent accountants, please refer to our Current Reports on Form 8-K filed November 18 and December 26, 2002.

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

     The following table sets forth certain information with respect to our directors and executive officers and other key employees:

Name	Age	Position(s)

Louis J. Appell, Jr.	78	Chairman of the Board of Directors
Peter P. Brubaker	56	Director, Chief Executive Officer and President
Craig W. Bremer	54	Director, Secretary and General Counsel
John L. Finlayson	61	Director and Vice President
David E. Kennedy	50	Director and Vice President
William H. Simpson	61	Director
Alan L. Brayman	51	Treasurer
James D. Munchel	48	Director and Vice President

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

     William H. Simpson is a Director of Susquehanna Media and has served as such since 1993. He has been employed by Susquehanna Pfaltzgraff or an affiliated corporation since 1971 and was promoted to his current position as President and Chief Executive Officer on January 1, 2002. He was formerly President of The Pfaltzgraff Co. from 1981 to 2001 and Vice President and General Counsel of Susquehanna Pfaltzgraff from 1971 to 1981. Mr. Simpson is a graduate of the United States Air Force Academy and Harvard Law School.

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

     James D. Munchel is a Director and Vice President of Susquehanna Media and is also President and Chief Operating Officer of Susquehanna Cable. Mr. Munchel oversees the operations of all Susquehanna Cable systems. He joined a predecessor of Susquehanna Media in 1981 and was promoted to General Manager of the York cable system in 1986. Mr. Munchel was promoted to his current position in 1999. He is a graduate of Shippensburg University.

Item 11. Executive Compensation

     We do not compensate directors for services provided in that capacity.

     We have no executive employees. All of our executive officers are also executive officers of Susquehanna Pfaltzgraff, (our parent company). Susquehanna Pfaltzgraff paid all compensation of our executive officers under a management agreement between Susquehanna Pfaltzgraff and us. Under that agreement, we pay a fee to Susquehanna Pfaltzgraff for executive office space, services of the legal department and management services, including compensation for the services rendered to us by the executive officers of Susquehanna Pfaltzgraff. Under the agreement, we paid a management fee in the amount of $6.3 million in 2002. As executive officers of Susquehanna Pfaltzgraff, our executive officers will continue to render services to Susquehanna Pfaltzgraff and its other subsidiaries in addition to us.

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

     All of the outstanding common stock of Susquehanna Media is owned by our parent, Susquehanna Pfaltzgraff Co. (“Susquehanna Pfaltzgraff”) All of our preferred stock is owned by related parties. The following table sets forth certain information regarding the beneficial ownership of our preferred stock as of December 31, 2002 by:

•	each of our directors and executive officers;

•	all of our directors and executive officers as a group; and

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding preferred stock.

     Unless otherwise indicated, each person has sole voting and investment power with respect to the preferred shares shown as beneficially owned by such person.

	Shares Beneficially Owned

Name Of Beneficial Owner	Number	Percent

Directors and Executive Officers
Louis J. Appell, Jr. (1)	5,095.98	7.2%
Peter P. Brubaker	793.77	1.1%
Craig W. Bremer	—	—
William H. Simpson	—	—
John L. Finlayson	—	—
Alan L. Brayman	—	—
David E. Kennedy	—	—
James D. Munchel	—	—
All directors and executive officers as a group (7 persons)	5,889.75	8.3%
Other 5% Holders
Louis J. Appell, III (2)	7,513.71	10.7%
Helen F. Appell, II (3)	7,513.71	10.7%
Barbara F. Appell (4)	7,513.71	10.7%
Walter M. Norton (5)	32,085.41	45.5%

(1)	Shares held by Louis J. Appell, Jr. and Josephine S. Appell, as trustees of the Louis J. Appell, Jr. revocable trust. Address is 140 East Market Street, York, PA 17401.

(2)	Address is 1331 Via Colonna Terrace, Davis, CA 95616.

(3)	Address is 1700 Powder Mill Road, York, PA 17403.

(4)	Address is 306 West Princess Street, York, PA 17404.

(5)	Of these shares, (a) 8,324.26 are held jointly with Helen A. Norton; (b) 5,109.81 are held individually; (c) 277.48 are held by Helen A. and Walter M. Norton as trustees of the Helen A.

Norton revocable trust; and (d) 18,373.86 are held in trust by Walter M. Norton. Address is 126 Skassen Lane, Harpswell, ME 04079.

Susquehanna Pfaltzgraff

     Susquehanna Pfaltzgraff Co. (Susquehanna Pfaltzgraff) has the authority under its charter to issue 40,000,000 shares of common stock, par value $.01 per share, 50,000,000 shares of ESOP common stock, par value $.01 per share, and 10,000,000 shares of Class A nonvoting common stock, par value $.01 per share. At December 31, 2002, Susquehanna Pfaltzgraff had outstanding 18,241,800 shares of common stock, 7,023,727 shares of ESOP common stock and 2,301,555 shares of Class A nonvoting common stock. The holders of the ESOP common stock are entitled to an annual cumulative preferential dividend of approximately $1.05 per share. After payment of the ESOP common stock dividend, the ESOP common stock, the common stock and the Class A nonvoting common stock share equally and ratably on a share for share basis in dividends. In the event of a liquidation of Susquehanna Pfaltzgraff, the holders of ESOP common stock are entitled to the payment of all accrued and unpaid dividends before any distributions to holders of common stock or Class A common stock. Thereafter, all three classes of stock share in distributions on a pro rata basis. Except as required by law, the holders of Class A nonvoting common stock have no voting rights. Each share of common stock and ESOP common stock is entitled to one vote on all matters submitted to a vote of stockholders.

     The following table sets forth certain information regarding the beneficial ownership of Susquehanna Pfaltzgraff’s common stock, ESOP common stock and Class A nonvoting common stock as of December 31, 2002 by:

•	each of our directors and executive officers;

•	all of our directors and executive officers as a group; and

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding common stock.

     Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

		Percentage	Number of	Percentage	Number of
		of	ESOP	of ESOP	Class A	Percentage
	Number of Common	Common	Common	Common	Common	of Class A Common	Total
	Shares Beneficially	Shares Beneficially	Shares Beneficially	Shares Beneficially	Shares Beneficially	Shares Beneficially	Voting
Name of Beneficial Owner	Owned	Owned	Owned	Owned	Owned	Owned	Power(5)

Directors and Executive Officers
Louis J. Appell, Jr. (1) (2)	—	—	57	—	1,252,900	54.5%	—
William H. Simpson (1)	—	—	2,196	—	422,165	18.4%	—
Peter B. Brubaker (1)	—	—	2,616	—	310,450	13.5%	—
John L. Finlayson (1)	—	—	2,416	—	311,485	13.5%	—
Craig W. Bremer (1)	—	—	2,374	—	—	—	—
Alan L. Brayman (1)	—	—	2,296	—	—	—	—
David E. Kennedy (1)	—	—	2,616	—	—	—	—
James D. Munchel (1)	—	—	2,616	—	—	—	—
Officers and directors group (7 persons)	—	—	—	—	2,297,000	99.9%	—
Other 5% Holders
Louis J. Appell Trusts (3)	16,824,300	92.2%	—	—	—	—	66.8%
Susquehanna Pfaltzgraff ESOP (4)	—	—	5,654,904	81.3%	—	—	22.4%

(1)	All addresses are 140 East Market Street, York, PA 17401.

(2)	Includes common shares held by Nathan Appell Trust for the benefit of Louis J. Appell, Jr.

(3)	Includes shares held as follows: (a) Louis J. Appell residuary trust for the benefit of Louis J. Appell, Jr. (5,861,800 shares); (b) Louis J. Appell residuary trust for the benefit of Helen A. Norton (5,922,793 shares); and (c) Louis J. Appell residuary trust for the benefit of George N. Appell and his descendants (4,993,600 shares). Addresses for each trust are 140 East Market Street, York, PA 17401.

(4)	Held of record by State Street Bank and Trust Co., as trustee of the Susquehanna Pfaltzgraff Co. Employee Stock Ownership Plan. Address is P.O. Box 1521, Boston, MA 02104-9818.

(5)	Except in limited circumstances, the ESOP trustee votes all allocated ESOP shares held in trust. Therefore, voting power reflects the voting of all allocated trust shares.

Item 13. Certain Relationships and Related Transactions

Related Party Transactions

     Susquehanna Pfaltzgraff, our parent company, provides us with management services, executive office space and services of the legal department. Under an agreement between Susquehanna Pfaltzgraff and us, we paid a management fee for such services in 2002 and 2001 in the amount of $6.3 million and $5.7 million, respectively. Susquehanna Pfaltzgraff also provides us, at cost, accounting and tax services, human resources services, treasury services and administrative services. For such services in 2002 and

2001, we paid Susquehanna Pfaltzgraff an aggregate of $2.9 million and $3.0 million, respectively. Expenses are allocated based on the parent’s best estimates of proportional or incremental cost, whichever is deemed more representative of cost on a stand-alone basis.

     An indirect subsidiary of ours leases vehicles and equipment from Queen Street Leasing until December 2002 when it purchased the vehicles and equipment for $0.4 million. Radio leased a studio property from G-III Partners until December 2002, when Radio purchased the building for $1.4 million based on an independent appraisal. We paid Queen Street Leasing and G-III Partners approximately $133,000 and $178,000, respectively, in 2002 under such leases. Queen Street Leasing and G-III Partners were limited partnerships owned directly and indirectly by Susquehanna Pfaltzgraff Co. and certain members of the Appell families. In December 2002, both limited partnerships ceased operations and were subsequently dissolved.

     We purchased approximately 34,000 square feet of office space in a building constructed by a related company, at a total cost of approximately $5.0 million in February 2003. Existing credit facilities were used to fund the purchase.

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

     Upon completion of the 1999 offering of senior subordinated notes, we loaned $116.9 million to Susquehanna Pfaltzgraff, which it then loaned to its newly formed employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase approximately $116.9 million of Susquehanna Pfaltzgraff Co.’s common stock from trusts for the benefit of Mr. Appell, his siblings and certain members of their families. On July 18, 2001, we loaned $14.6 million to Susquehanna Pfaltzgraff, which it then loaned to its employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase a similar amount of Susquehanna Pfaltzgraff stock from members of the Appell families. Our employees participate in the employee stock ownership plan. The loans to Susquehanna Pfaltzgraff Co. mature on December 30, 2018 and bear interest at a per annum rate of 6.0% on the original loan and 6.5% on the 2001 loan. We expect the loan to be repaid in annual installments of principal and interest. Related interest income was $7.2 million and $6.9 million in 2002 and 2001, respectively.

     We have 70,499.22 shares of voting preferred stock, $100 par value per share outstanding. The holders of the preferred stock are entitled to a cumulative annual dividend of 7.0%. The total amount of dividends paid on the preferred stock in 2002 was $0.5 million. The preferred stock is held by certain members of Mr. Appell’s family, trusts of which such persons are trustees or beneficiaries and Peter P. Brubaker. The holders of the preferred stock have no right to require us to redeem their preferred stock.

     Each of these transactions was on terms and conditions no less favorable to us than we would be able to obtain from unaffiliated third parties.

The Lenfest Agreement

     Pursuant to an agreement among Lenfest Communications, Inc. (Lenfest), Susquehanna Cable and certain of its subsidiaries (as amended, the “Agreement”), Lenfest held minority ownership interests equal to 14.9% of Susquehanna Cable and 17.75% of each of its principal operating subsidiaries. Lenfest’s ownership interests were acquired in exchange for capital contributions of $11.0 million in cash in May 1993 and cable television systems in December 1993 valued at $14.0 million. The cable systems are located in Red Lion and Mount Wolf, Pennsylvania and are now part of the York system. In January 2000, Comcast Corporation acquired Lenfest Communications, Inc. and consequently, Lenfest’s interest in Susquehanna Cable and certain of its subsidiaries. Comcast has succeeded to the Agreement’s rights and obligations.

     The Agreement provides for a right of first refusal whereby neither Comcast nor Susquehanna Cable may sell its ownership interests without offering them first to the other party. In addition, Susquehanna Cable may not sell any cable television systems without offering them first to Comcast. If Susquehanna Cable decides to sell the assets of a cable system and Comcast does not exercise its right of first refusal, Susquehanna Cable must offer to repurchase Comcast’s shares in the subsidiary that is selling assets.

     The Agreement contains a buy-sell provision granting Susquehanna Media, Susquehanna Cable or Comcast the right to make an offer to purchase the other party’s ownership interests in Susquehanna Cable and its subsidiaries. If such an offer is made and rejected, the party to whom the offer was made is then obligated to purchase the offering party’s ownership interests in Susquehanna Cable and its subsidiaries on the same terms and conditions. If we purchase Comcast’s interests pursuant to the buy-sell agreement, Comcast is entitled to receive a fee equal to 3.0% of the original $25.0 million investment compounded annually. This fee is not payable if Comcast buys Susquehanna Cable’s interests.

     The Agreement grants Comcast the right to resell to us (the “Put Right”) all of its ownership interests in Susquehanna Cable and its subsidiaries for a three-year period beginning 18 months after the closing on the new senior credit facility. Accordingly, the Put Right will expire on November 12, 2003. The Put Right may not be exercised during any period when a default exists under our new senior credit facility or if consummation of the Put Right would create a default under our new senior credit facility or under the senior subordinated notes. The value of Comcast’s ownership interests in Susquehanna Cable and its subsidiaries upon exercise of the Put Right would be the average of the values determined by two independent appraisers with expertise in the cable industry. In exchange for its ownership interests upon exercise of the Put Right, Comcast would receive cash up to the amount of borrowing availability under our new senior credit facility and would receive a note for the balance, so long as the issuance of such note would comply with the terms of the new senior credit facility and the covenant described above. Upon Comcast’s exercise of the Put Right, we would have the right, in our sole discretion and in lieu of acquiring Comcast’s ownership interests, to sell Susquehanna Cable and its subsidiaries to a third party and Comcast would receive a pro rata share of the proceeds of such sale.

Item 14. Controls and Procedures

     Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) The following documents are filed as part of this report:

     1.     Consolidated Financial Statements Filed:
Please refer to Item 6 — Selected Annual and Quarterly Financial Data and Item 8 — Consolidated Financial Statements and Supplementary Data.

     2.     Exhibits Filed:

Exhibit Number	Description

2	Asset Purchase Agreement, dated May 11, 2000, among Susquehanna Radio Corp. and Entercom Communications Corp., Entercom Kansas City, LLC and Entercom Kansas City License, LLC (incorporated herein by reference from Exhibit 2 to the Company’s Current Report on Form 8-K filed August 2, 2000, file no. 333-80523)

3.1	Certificate of Incorporation of Susquehanna Media Co., as amended (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

3.2	By-laws of Susquehanna Media Co. (incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.1	Indenture for the 81/2% Senior Subordinated Notes due 2009, dated as of May 12, 1999, between Susquehanna Media Co. and Chase Manhattan Trust Company, National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.2	Form of Exchange Global Note for 81/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.3	Form of Exchange Certificated note for 81/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

10.1	$450 million syndicated credit facility arranged by First Union Capital Markets Corp. (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

10.2	Agreement dated November 6, 1992, by and among Lenfest Communications, Inc., Susquehanna Cable Co. and certain subsidiaries of Susquehanna Cable Co., as amended (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration

Exhibit Number	Description

Statement on Form S-4, file No. 333-80523)

10.3	Management Agreement dated May 24, 1993 by and between Susquehanna Pfaltzgraff Co. and Susquehanna Media Co. (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

12	Computation of ratios of earnings to fixed charges

21	Subsidiaries of Susquehanna Media Co. (incorporated herein by reference from Exhibit 21 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson

b) Fourth Quarter 2002 Reports on Form 8-K.

     We filed a Current Report on Form 8-K (Item 5) on November 4, 2002 with respect to our earnings press release for the three and nine months ended September 30, 2002.

     We filed a Current Report on Form 8-K (Item 4) on November 18, 2002 with respect to the dismissal of PricewaterhouseCoopers LLP as our independent accountants.

     We filed a Current Report on Form 8-K (Item 4) on December 26, 2002 with respect to the appointment of KPMG LLP as our independent accountants.

Supplementary Information to be Furnished With Reports filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

     No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2002. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA MEDIA CO.

/s/	Peter P. Brubaker

By: Peter P. Brubaker, Chief Executive Officer and President

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis J. Appell, Jr. Louis J. Appell, Jr.	Chairman of the Board of Directors	March 31, 2003

/s/ Peter P. Brubaker Peter P. Brubaker	Director, Chief Executive Officer and President	March 31, 2003

/s/ David E. Kennedy David E. Kennedy	Director, Vice President	March 31, 2003

/s/ Craig W. Bremer Craig W. Bremer	Director, Secretary and General Counsel	March 31, 2003

/s/ William H. Simpson William H. Simpson	Director	March 31, 2003

/s/ John L. Finlayson John L. Finlayson	Director, Vice President (and principal financial and accounting officer)	March 31, 2003

Certification

     I, Peter P. Brubaker, certify that:

     1.     I have reviewed this annual report on Form 10-K of Susquehanna Media Co., “the Registrant”;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/	Peter P. Brubaker

Peter P. Brubaker Principal Executive Officer

Certification

     I, John L. Finlayson, certify that:

     1.     I have reviewed this annual report on Form 10-K of Susquehanna Media Co., “the Registrant”;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.     The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6.     The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ John L. Finlayson

John L. Finlayson Principal Financial and Accounting Officer