Form 10-Q
period 2003-03-31
SUSQUEHANNA MEDIA CO
filed 2003-05-15
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF- 1934

For the transition period from to

Commission file number: 333-80523

SUSQUEHANNA MEDIA CO.
(Exact name of registrant as specified in its charter)

DELAWARE	23-2722964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 East Market Street
York, Pennsylvania 17401
(717) 848-5500
(Address, including zip code and telephone
number, including area code, of
registrant’s principal executive
offices)

(Former name, former address and former fiscal year,
if changed since last report)
(Not Applicable)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES ☒       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES ☐       NO ☒

As of May 15, 2002, there were 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which is owned by our corporate parent, Susquehanna Pfaltzgraff Co.

SUSQUEHANNA MEDIA CO.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets
Accounts receivable, net	$37,711	$49,678
Interest receivable from Parent	1,723	—
Deferred income taxes	6,191	6,889
Current portion of note receivable from Parent	4,422	4,422
Other current assets	7,091	5,212

Total Current Assets	57,138	66,201
Property, Plant and Equipment, net	155,662	153,644
Intangible Assets, net	387,463	387,883
Note Receivable from Parent	109,641	109,641
Investments and Other Assets	30,553	29,158

	$740,457	$746,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$961	$849
Accounts payable	10,231	13,035
Current portion of long-term debt	18,032	17,032
Accrued interest	5,549	2,484
Accrued income taxes	6,761	9,761
Deferred income	1,338	1,022
Accrued employee-related costs	12,865	12,757
Accrued franchise and licensing fees	2,622	3,676
Contract fee payable	10,000	10,000
Other accrued expenses	6,718	6,536

Total Current Liabilities	75,077	77,152

Long-term Debt	494,147	504,105

Other Liabilities	15,953	17,172

Deferred Income Taxes	58,103	57,152

Minority Interests	67,801	66,887

Stockholders’ Equity
Preferred stock — voting, 7% cumulative with par value of $100, authorized 110,000 shares, 70,499.21 issued and outstanding	7,050	7,050
Common stock — voting, $1 par value, authorized 1,100,000 shares, 1,100,000 shares issued and outstanding	1,100	1,100
Retained earnings	21,226	15,909

Total Stockholders’ Equity	29,376	24,059

	$740,457	$746,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

		(Restated)
Revenues
Radio	$44,917	$40,738
Cable	32,990	28,210
Internet and Other	2,554	2,761

Total revenues	80,461	71,709

Operating Expenses
Operating and programming	31,085	28,691
Selling	9,183	9,022
General and administrative	17,164	14,849
Depreciation and amortization	7,906	6,294

Total operating expenses	65,338	58,856

Operating Income	15,123	12,853
Other Income (Expense)
Interest expense	(6,525)	(7,251)
Interest income from loan to Parent	1,704	1,766
Other	(195)	(297)

Income Before Income Taxes and Minority Interests	10,107	7,071
Provision for Income Taxes	3,728	2,671

Income Before Minority Interests	6,379	4,400
Minority Interests	(939)	(756)

Net Income	5,440	3,644
Preferred Dividends Declared	(123)	(123)

Net Income Available for Common Shares	$5,317	$3,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

		(Restated)
Cash Flows from Operating Activities
Net income	$5,440	$3,644
Adjustments to reconcile net income to net cash:
Depreciation and amortization	7,906	6,294
Deferred income taxes	1,357	1,499
Minority interests	939	756
Equity in earnings of investees	182	283
Deferred financing amortization	271	292
Changes in assets and liabilities:
Decrease in accounts receivable, net	11,967	9,114
Increase in other current assets	(1,879)	(3,330)
Increase in interest receivable from parent	(1,723)	(1,786)
Increase (decrease) in accounts payable	(2,804)	3,202
Increase in accrued interest	3,065	1,524
Increase (decrease) in prepaid/accrued income taxes	(2,708)	1,916
Increase (decrease) in other accrued expenses	(448)	1,486
Decrease in other liabilities	(1,219)	(39)

Net cash provided by operating activities	20,346	24,855

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(9,504)	(3,048)
Increase in investments, other assets and intangible assets	(1,856)	(377)

Net cash used by investing activities	(11,360)	(3,425)

Cash Flows from Financing Activities
Decrease in revolving credit facility	(4,700)	(20,600)
Repayment of term loans	(4,250)	—
Increase (decrease) in cash overdraft	112	(690)
Payments of preferred dividends	(123)	(123)
Non-voting subsidiary common stock transactions	(25)	(17)

Net cash used by financing activities	(8,986)	(21,430)

Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents, beginning	—	—

Cash and Cash Equivalents, ending	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the “Company” or “Media”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media’s December 31, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The condensed consolidated income statement and the condensed consolidated statement of cash flows for the three months ended March 31, 2002 reflect restated amounts as disclosed in the Form 10-K.

The condensed consolidated financial statements (the “financial statements”) include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position at March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002.

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

2.  Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) specifies financial and reporting obligations pertaining to the retirement of tangible long-lived assets and associated retirement costs. Media adopted SFAS 143 as of January 1, 2003. Adoption had no effect on Media’s financial position or results of operations.

Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) amended SFAS 123 to provide for alternative methods of transitioning to the fair value method of valuing stock-based compensation. Media is using the fair value method. As of March 31, 2003, the number and value of stock options granted and outstanding was immaterial.

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), requires a guarantor to disclose its obligations under certain guarantees that it has issued in interim and annual financial statements for guarantees issued or modified after December 31, 2002. For certain guarantees, a guarantor may be required to recognize a liability for the fair value of the obligation at its inception. FIN 45 does not specify an approach for subsequently measuring and recording the change in fair value of the obligation. The interpretation’s disclosure provisions applied to interim or annual financial statements for periods ending after December 15, 2002. Media adopted this pronouncement as of January 1, 2003. The impact of FIN 45’s adoption will be determined by the nature and terms of guarantees that Media enters into or modifies in the future.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on Media’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003, for hedging activities designated after that same date and for certain existing contracts. Media is assessing the statement’s impact on its financial position and results of operations.

3.  New Borrowing

On April 23, 2003, Media issued $150.0 million of 7.375% Senior Subordinated Notes (“Notes”) due in 2013 at par. Interest is payable semi-annually commencing October 15, 2003. The approximately $148.5 million net proceeds were immediately used to pay down our existing revolving credit facility. On May 2, 2003, Media filed a Form S-4 Registration Statement for an offer to exchange the Notes for Senior Subordinated Exchange Notes with the same terms and maturity.

4.  Interest Rate Swap

At March 31, 2003, Media was party to an interest rate swap agreement, which effectively changes $20.0 million of variable rate debt to fixed rate debt. The effective interest rate on the $20.0 million was 3.11% at March 31, 2003. The interest rate swap was recorded at its fair value as of March 31, 2003. Accordingly, interest expense was increased $0.1 million for the three months ended March 31, 2003 and an increase in the current liability was recorded. Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

5.  Commitments and Relocations

On April 3, 2003, Media signed a purchase agreement with Galaxy Cable, Inc. to purchase approximately 2,900 basic cable subscribers and related assets serving Canton, Mississippi for $5.0 million cash. Media expects a second quarter closing utilizing existing credit facilities.

On February 11, 2003, Media signed a purchase agreement with Lancaster-York Broadcasting, LLC to acquire WSOX-FM, a radio station licensed to Red Lion, Pennsylvania, for $23.0 million cash. Media anticipates a late second quarter closing utilizing existing credit facilities.

In February 2003, Media’s Radio and Cable corporate management groups, the York Cable system customer service and administrative staffs, and the Media management group relocated their offices to an York, Pennsylvania complex developed by a related party. The offices are located in a Keystone Opportunity Zone. Through March 31, 2003, related capital expenditures totaled $3.6 million of an expected $5.0 million total cost. Media will receive Keystone Opportunity Zone benefits including certain Pennsylvania and local tax abatements through 2010.

6. Segment Information

The Company’s business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable and Internet and Other. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Accounting policies, as described in the Company’s most recent audited financial statements, are applied consistently across all segments.

Segment information (in thousands of dollars) follows:

			Internet
	Radio	Cable	and Other	Total

For the Three Months Ended March 31, 2003
Operating income (loss)	$7,948	$7,841	$(666)	$15,123
Interest expense, net	1,484	2,254	2,787	6,525
Depreciation and amortization	1,646	6,209	51	7,906
Income (loss) before income taxes	6,450	5,587	(1,930)	10,107
Provision (benefit) for income taxes	2,391	2,061	(724)	3,728
Identifiable assets	394,495	215,214	130,748	740,457
Capital expenditures	1,565	7,119	820	9,504
For the Three Months Ended March 31, 2002 (Restated)
Operating income	$6,931	$5,766	$156	$12,853
Interest expense, net	1,630	2,739	2,882	7,251
Depreciation and amortization	1,317	4,840	137	6,294
Income (loss) before income taxes	5,287	3,028	(1,244)	7,071
Provision (benefit) for income taxes	1,948	1,339	(616)	2,671
Identifiable assets	334,725	186,603	138,442	659,770
Capital expenditures	338	2,413	297	3,048

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “plans,” “projection,” “will continue” and words of similar import. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business which may prove to be incorrect. These forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. You should specifically consider the various factors identified in this report and in any other documents filed by us with the SEC that could cause actual results to differ materially from our forward-looking statements.

All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Many, but not all of the factors that may impact our actual results are discussed in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2002. You should read these Risk Factors. Such factors include, but are not limited to:

•	general economic and business conditions, both nationally and in our markets;

•	interest rate movements;

•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;

•	expectations and estimates concerning future financial performance;

•	the amounts and timing of payments required under the Radio Employee Stock Plan and the Cable Performance Share Plan;

•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

•	financing plans and access to adequate capital on favorable terms;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•	the impact of competition from other radio stations, media forms and communication service providers;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

•	changes in generally accepted accounting principles and standards, as well as SEC rules and regulations;

•	the possible non-renewal of cable franchises;

•	increases in programming costs;

•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	advances in technology and our ability to adapt to and capitalize on such advances;

•	decreases in our customers’ advertising and entertainment expenditures; and

•	other factors over which we may have little or no control.

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

Results of Operations

The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three months ended March 31, 2003 and 2002. Dollars are in millions.

	Three months ended March 31, 2003

	Radio		Cable		Internet and Other		Total

Revenues	$44.9	100.0%	$33.0	100.0%	$2.6	100.0%	$80.5	100.0%
Operating expenses:
Operating and programming,	15.4	34.3%	14.0	42.4%	1.6	61.5%	31.0	38.5%
Selling	8.1	18.0%	.7	2.1%	.4	15.4%	9.2	11.5%
General and administrative	11.9	26.5%	4.3	13.0%	1.1	42.3%	17.3	21.5%
Depreciation and amortization	1.6	3.6%	6.2	18.8%	.1	3.9%	7.9	9.8%

Total operating expenses	37.0	82.4%	25.2	76.4%	3.2	123.1%	65.4	81.3%

Operating income (loss)	$7.9	17.6%	$7.8	23.6%	$(0.6)	(23.1)%	15.1	18.7%

Other income (expense)
Interest expense							(6.5)	(8.1)%
Interest income from loan to parent							1.7	2.1%
Other expense							(.2)	(0.3)%
Provision for income taxes							(3.7)	(4.6)%
Minority interests							(.9)	(1.1)%

Net income							$5.4	6.7%

	Three months ended March 31, 2002 (Restated)

	Radio		Cable		Internet and Other		Total

Revenues	$40.7	100.0%	$28.2	100.0%	$2.8	100.0%	$71.7	100.0%
Operating expenses:
Operating and programming,	13.9	34.2%	13.2	46.8%	1.6	57.1%	28.7	40.0%
Selling	7.9	19.4%	.7	2.5%	.4	14.3%	9.0	12.6%
General and administrative	10.7	26.3%	3.6	12.8%	.5	17.9%	14.8	20.6%
Depreciation and amortization	1.3	3.2%	4.9	17.3%	1	3.6%	6.3	8.8%

Total operating expenses	33.8	83.1%	22.4	79.4%	2.6	92.9%	58.8	82.0%

Operating income	$6.9	16.9%	$5.8	20.6%	$0.2	7.1%	12.9	18.0%

Other income (expense)
Interest expense							(7.3)	(10.2)%
Interest income from loan to parent							1.8	2.5%
Other expense							(.3)	(0.4)%
Provision for income taxes							(2.7)	(3.8)%
Minority interests							(.8)	(1.1)%

Net income							$3.6	5.0%

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Revenues. Consolidated revenues increased $8.8 million or 12% from 2002 to 2003. Radio revenues increased $4.2 million or 10% from 2002 to 2003. Results on a same stations basis exclude WHMA-AM (Anniston) divested in June 2002 and WYGY-FM (Cincinnati) acquired in August 2002. Same stations revenues were $44.3 million, an increase of $3.6 million or 9% over last year. Radio’s revenue growth was primarily in the Dallas market. Cable revenues increased $4.8 million or 17% from 2002 to 2003. Results on a same system basis exclude Lawrenceburg, Indiana acquired April 2002. Same system revenues were $31.5 million, an increase of $3.3 million or 12% from 2002 to 2003. Cable’s revenue growth was the result of increasing penetration of cable modem and digital services and basic service rate increases implemented in the first quarter. Internet and Other revenues, from Internet access and web design activities, decreased $0.2 million or 7% from 2002 to 2003.

     Operating and programming expenses. Operating and programming expenses increased $2.3 million or 8% from 2002 to 2003. Radio operating and programming expenses increased ratably with the increase in revenues. Cable operating and programming expenses increased $0.8 million or 6% from 2002 to 2003. Cable operating and programming expenses were reduced by a $0.9 million adjustment for programming credits related to expired contracts. Excluding the impact of the programming credits on expired contracts, Cable’s operating and programming expenses increased $1.7 million or 13% from 2002 to 2003. Cable operating and programming expenses increased at a lesser rate than revenues due to growth of cable modem and digital services.

     General and administrative expenses. General and administrative expenses increased $2.5 million or 17% from 2002 to 2003. Radio’s and Cable’s general and administrative expenses grew ratably with revenue increases. Internet and Other’s general and administrative expenses increased approximately $0.6 million from 2002 to 2003.

     Depreciation and amortization. Depreciation and amortization increased $1.6 million or 25% from 2002 to 2003. The increase was concentrated in Cable and related to the Lawrenceburg acquisition and to capital expenditures for plant rebuilds and for infrastructure to support our growing cable modem and digital video service revenues.

     Operating income. Operating income increased $2.2 million or 17% from 2002 to 2003. Radio operating income for the quarter was $7.9 million, a $1.0 million or 14% increase from first quarter 2002. Same stations operating income was $8.3 million, a $1.3 million or 19% increase from 2002. Cable operating income for the first quarter was $7.8 million, a $2.0 million or 34% increase over the first quarter of 2002. Cable’s operating income was favorably impacted by the $0.9 million adjustment for programming credits related to expired contracts. Higher Cable revenues from cable modem and digital services were largely responsible for the remaining $1.1 million increase in operating income. Internet and Other’s $0.6 million operating loss for 2003 was due to higher general and administrative expenses.

     Interest expense. Interest expense decreased $0.8 million or 11% from 2002 to 2003. Increased debt was offset by a reduction in interest rates on our revolving credit facility.

     Net income. Net income increased $1.8 million or 50% from 2002 to 2003. The increase in net income is the result of increased operating income and reduced interest expense. The effective rate for income taxes did not change significantly between 2003 and 2002.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash flow from operations, borrowings under its senior credit facilities and other borrowings. The Company may also access capital markets from time to time, as market conditions permit, with debt or equity financings. The Company’s future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of subsidiary common stock, and interest payable on outstanding indebtedness and its senior credit facilities.

     Net cash provided by operating activities was $20.3 million for the three months ended March 31, 2003. The Company’s net cash provided by operating activities was generated by normal operations.

     Net cash used by investing activities was $11.4 million for the three months ended March 31, 2003. Capital expenditures, excluding acquisitions, were $9.5 million and $3.0 million for the three months ended March 31, 2003 and 2002, respectively. Capital expenditures were used to upgrade and maintain our cable systems and to acquire and outfit new offices for the Media, Radio and Cable management groups. The Company expects to make capital expenditures of $25.0 million during the remainder of 2003, primarily for cable systems upgrades. We expect to use existing credit facilities and operating cash flow to fund the cable systems upgrades.

     Net cash used by financing activities was $9.0 million for the three months ended March 31, 2003. The revolving credit facility, which had $44.9 million available at March 31, 2003, was reduced by $8.9 million during first quarter 2003. At March 31, 2003, the revolving credit facility and term loans had an average effective interest rate of 3.1%.

     On April 23, 2003, Media issued $150.0 million of 7.375% Senior Subordinated Notes (“Notes”) due in 2013 at par. Interest is payable semi-annually commencing October 15, 2003. The approximately $148.5 million net proceeds were immediately used to pay down our existing revolving credit facility. On May 2, 2003, we filed a Form S-4 Registration Statement for an offer to exchange the Notes for Senior Subordinated Exchange Notes with the same terms and maturity.

     Media expects to repurchase approximately $6.6 million of Class “B” Radio nonvoting shares in May 2003 from employees. Existing credit facilities will be utilized to fund the repurchases.

     Media believes that funds generated from operations and the borrowing availability under our senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as noted in this Form 10-Q, Media has no current commitments or agreements with respect to any material acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that through March 31, 2003, there have been no material developments affecting market risk since the filing of Media’s December 31, 2002 Annual Report on Form 10-K filed with the SEC. On April 23, 2003, we issued $150.0 million of 7.375% Senior Subordinated Notes due in 2013 at par.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Filed Herewith:

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

(b)  The Company filed a Form 8-K on February 25, 2003 under Item 5, Other Events indicating its intention to restate previously issued financial statements.

(c)  The Company filed a Form 8-K on March 10, 2003 under Item 5, Other Events concerning restatement issues and timing for filing 2002 financial statements.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2003	SUSQUEHANNA MEDIA CO.

	By:	/s/ John L. Finlayson

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

Date: 5/15/2003	/s/ Peter P. Brubaker

Peter P. Brubaker
President and Chief Executive Officer

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

Date: 5/15/2003	/s/ John L. Finlayson

John L. Finlayson
Vice President and
Chief Financial Officer