Form 10-Q
period 2003-06-30
SUSQUEHANNA MEDIA CO
filed 2003-08-13
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
(Not Applicable)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X]

As of August 12, 2003, there were 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which were owned by Susquehanna Pfaltzgraff Co.

SUSQUEHANNA MEDIA CO.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$476	$—
Accounts receivable, net	52,437	49,678
Interest receivable from Parent	3,445	—
Deferred income taxes	6,940	6,889
Current portion of note receivable from Parent	4,422	4,422
Other current assets	5,125	5,212

Total Current Assets	72,845	66,201
Property, Plant and Equipment, net	157,499	153,644
Intangible Assets, net	391,775	387,883
Note Receivable from Parent	109,641	109,641
Investments and Other Assets	32,435	29,158

	$764,195	$746,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$—	$849
Accounts payable	8,596	13,035
Current portion of long-term debt	19,033	17,032
Accrued interest	4,469	2,484
Accrued income taxes	11,722	9,761
Deferred income	1,206	1,022
Accrued employee-related costs	16,649	12,757
Accrued franchise and licensing fees	2,594	3,676
Contract fee payable	10,000	10,000
Other accrued expenses	7,517	6,536

Total Current Liabilities	81,786	77,152

Long-term Debt	503,088	504,105

Other Liabilities	15,179	17,172

Deferred Income Taxes	61,013	57,152

Minority Interests	64,405	66,887

Stockholders’ Equity
Preferred stock – voting, 7% cumulative with par value of $100, authorized 110,000 shares, 70,449.21 issued and outstanding	7,050	7,050
Common stock – voting, $1 par value, authorized 1,100,000 shares, 1,100,000 shares issued and outstanding	1,100	1,100
Retained earnings	30,574	15,909

Total Stockholders’ Equity	38,724	24,059

	$764,195	$746,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

		(Restated)		(Restated)
Revenues
Radio	$62,567	$57,124	$107,484	$97,862
Cable	34,037	31,260	67,027	59,470
Internet and other	2,513	2,178	5,067	4,939

Total revenues	99,117	90,562	179,578	162,271

Operating Expenses
Operating and programming	37,761	33,882	68,846	62,573
Selling	10,502	10,201	19,685	19,223
General and administrative	16,807	20,601	33,971	35,450
Radio Employee Stock Plan	—	17,065	—	17,065
Depreciation and amortization	6,952	6,963	14,858	13,257

Total operating expenses	72,022	88,712	137,360	147,568

Operating Income	27,095	1,850	42,218	14,703
Other Income (Expense)
Interest expense	(7,985)	(7,609)	(14,510)	(14,860)
Interest income from loan to Parent	1,723	1,785	3,427	3,551
Other	(329)	(149)	(524)	(446)

Income (Loss) Before Income Taxes and Minority Interests	20,504	(4,123)	30,611	2,948
Provision for Income Taxes	7,923	4,929	11,651	7,600

Income (Loss) Before Minority Interests	12,581	(9,052)	18,960	(4,652)
Minority Interests	(3,109)	(856)	(4,048)	(1,612)

Net Income (Loss)	9,472	(9,908)	14,912	(6,264)
Preferred Dividends Declared	(124)	(124)	(247)	(247)

Net Income (Loss) Available for Common Shares	$9,348	$(10,032)	$14,665	$(6,511)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For The Six Months Ended
	June 30,
	2003	2002

		(Restated)
Cash Flows from Operating Activities
Net income (loss)	$14,912	$(6,264)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	14,858	13,257
Deferred income taxes	3,811	4,942
Minority interests	4,048	1,612
Radio Employee Stock Plan	—	17,065
Equity in earnings of investees	394	81
Deferred financing amortization	547	664
Changes in assets and liabilities:
Increase in accounts receivable, net	(2,737)	(4,260)
Decrease in other current assets	87	288
Increase in interest receivable from Parent	(3,445)	(3,552)
Increase (decrease) in accounts payable	(4,439)	1,322
Increase (decrease) in accrued interest	1,985	(2,003)
Increase in accrued income taxes	1,960	3,073
Increase in other accrued expenses	3,972	4,577
Increase (decrease) in other liabilities	(1,993)	3,626

Net cash provided by operating activities	33,960	34,428

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(17,454)	(10,193)
Cable acquisition	(5,170)	(26,659)
Advance on WSOX-FM acquisition	(2,500)	—
Increase in investments, other assets and intangible assets	(1,734)	(2,096)

Net cash used by investing activities	(26,858)	(38,948)

Cash Flows from Financing Activities
Increase (decrease) in revolving credit borrowings	(140,500)	19,300
Long term borrowing	150,000	—
Repayment of long-term debt	(8,500)	(250)
Decrease in cash overdraft	(849)	(154)
Payment of preferred dividends	(247)	(247)
Radio Employee Stock Plan repurchases	(6,530)	(14,129)

Net cash provided (used) by financing activities	(6,626)	4,520

Net Increase in Cash and Cash Equivalents	476	—
Cash and Cash Equivalents, beginning	—	—

Cash and Cash Equivalents, ending	$476	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the “Company” or “Media”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media’s December 31, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The statement of operations for the three and six months ended June 30, 2002 and the statement of cash flows for the six months ended June 30, 2002 reflect restated amounts as disclosed in the Form 10-K.

     The condensed consolidated financial statements (the “financial statements”) include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position at June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

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

2. Recent Developments

New Borrowing

     On April 23, 2003, Media issued $150.0 million of 7.375% Senior Subordinated Notes (“Notes”) due in 2013 at par. Interest is payable semi-annually, commencing October 15, 2003. The $148.3 million net proceeds were immediately used to pay down Media’s existing revolving credit facility. In June 2003, the Notes were exchanged for Senior Subordinated Exchange Notes with the same terms and maturity that were registered with the Securities and Exchange Commission.

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

     Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) amended SFAS 123 to provide for alternative methods of transitioning to the fair value method of valuing stock-based compensation. Media is using the fair value method of valuing stock-based compensation. As of June 30, 2003, the number and value of stock options granted and outstanding was not material.

     Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), requires a guarantor to disclose its obligations under certain guarantees that it has issued in interim and annual financial statements for guarantees issued or modified after December 31, 2002. For certain guarantees, a guarantor may be required to recognize a liability for the fair value of the obligation at its inception. FIN 45 does not specify an approach for subsequently measuring and recording the change in fair value of the obligation. The interpretation’s disclosure provisions applied to interim or annual financial statements for periods ending after December 15, 2002. Media adopted this pronouncement as of January 1, 2003 without significant impact.

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

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments previously classified as equity to be classified as liabilities, or possibly assets, if they have certain characteristics. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Since the Company’s common stock is not publicly held, SFAS 150 is effective January 1, 2004 for previously issued financial instruments within SFAS 150’s limited scope. SFAS 150’s adoption will be accounted for as the cumulative effect of a change in accounting principle for affected financial instruments issued before SFAS 150’s issuance and outstanding as of January 1, 2004. The Company is assessing the statement’s impact on its financial statements.

Interest Rate Swap

     At June 30, 2003, Media was party to an interest rate swap agreement, which effectively changed $20.0 million of variable rate debt to fixed rate debt. The effective fixed interest rate on the $20.0 million was 4.09% at June 30, 2003. The interest rate swap was recorded at its fair value as of June 30, 2003. Interest expense was increased by $0.6 million due to swaps for the six months ended June 30, 2003. Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

Acquisition, Commitments and Relocations

     On July 10, 2003, Media signed a purchase agreement with RCN Telecom Services, Inc. to acquire the assets of a cable system serving Carmel, New York for $120.0 million cash. The cable system serves approximately 29,800 video subscribers. The agreement contemplates that the cable facilities will be fully upgraded to 750 MHz and two-way capable before the first quarter 2004 anticipated closing. The system is currently providing digital video, residential high-speed Internet access and circuit switched telephony over the rebuilt areas of the cable system. Existing debt facilities were utilized for the $10 million deposit made on July 10, 2003 and are expected to be utilized to close the acquisition.

     Effective June 30, 2003, Media acquired approximately 2,900 basic cable subscribers and related assets serving Canton, Mississippi from Galaxy Cable, Inc. for $5.2 million cash. Existing credit facilities were utilized. The subscribers will be integrated into the existing Rankin County operation after rebuild of the cable plant and headend elimination. Media anticipates that the rebuild and headend elimination will total $2.3 million and be completed within twelve months.

     On August 1, 2003, Media purchased WSOX-FM, an “Oldies” radio station, licensed to Red Lion, Pennsylvania from Lancaster-York Broadcasting, LLC for $23.0 million cash. Existing credit facilities funded the acquisition. At June 30, 2003, investments and other assets included a $2.5 million advance for this acquisition.

     In February 2003, Media’s Radio and Cable corporate management groups, the York Cable system customer service and administrative staffs, and the Media management group moved their offices to a York, Pennsylvania complex developed by a related party. The offices are located in a Keystone Opportunity Zone. Related capital expenditures totaled $5.9 million. Media will receive Keystone Opportunity Zone benefits including certain Pennsylvania and local tax abatements through 2010.

Radio Employee Stock Plan

     In May 2003, Susquehanna Radio Corp. repurchased and retired approximately $6.5 million of Class “B” common non-voting shares from employees. Existing credit facilities were utilized to fund the repurchases.

Contingency

     WHMA-FM was moved from Anniston, Alabama to serve the Atlanta, Georgia metropolitan area based upon a Federal Communications Commission (“FCC”) Report and Order. The original purchase agreement provided that if a Final Order was received by May 2003, Media would pay the sellers an additional $10 million. Management believed that it was probable that a timely Final Order would be issued and accordingly recorded a contract fee payable for the $10 million at December 31, 2002. Although a Final Order has not been issued, it is unclear whether payment will ultimately be required. As of June 30, 2003, the $10 million contract fee payable remained in current liabilities.

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

     Segment information (in thousands of dollars) follows:

			Internet and
	Radio	Cable	Other	Total

For the Three Months Ended June 30, 2003
Operating income	$18,315	$8,542	$238	$27,095
Interest expense, net	1,780	2,651	3,554	7,985
Depreciation and amortization	1,400	5,478	74	6,952
Income (loss) before income taxes	16,419	5,892	(1,807)	20,504
Provision (benefit) for income taxes	6,278	2,262	(617)	7,923
Identifiable assets	407,451	221,609	135,135	764,195
Capital expenditures	1,322	6,084	544	7,950
For the Three Months Ended June 30, 2002 (Restated)
Operating income (loss)	$(495)	$4,275	$(1,930)	$1,850
Interest expense, net	1,522	2,851	3,236	7,609
Depreciation and amortization	1,279	5,770	(86)	6,963
Income (loss) before income taxes	(2,368)	1,423	(3,178)	(4,123)
Provision (benefit) for income taxes	5,416	629	(1,116)	4,929
Identifiable assets	347,183	210,845	140,525	698,553
Capital expenditures	604	6,448	93	7,145

			Internet and
	Radio	Cable	Other	Total

For the Six Months Ended June 30, 2003
Operating income (loss)	$26,263	$16,383	$(428)	$42,218
Interest expense, net	3,264	4,905	6,341	14,510
Depreciation and amortization	3,046	11,687	125	14,858
Income (loss) before income taxes	22,869	11,479	(3,737)	30,611
Provision (benefit) for income taxes	8,669	4,323	(1,341)	11,651
Identifiable assets	407,451	221,609	135,135	764,195
Capital expenditures	2,887	13,203	1,364	17,454
For the Six Months Ended June 30, 2002 (Restated)
Operating income (loss)	$6,436	$10,041	$(1,774)	$14,703
Interest expense, net	3,152	5,590	6,118	14,860
Depreciation and amortization	2,596	10,610	51	13,257
Income (loss) before income taxes	2,919	4,451	(4,422)	2,948
Provision (benefit) for income taxes	7,364	1,968	(1,732)	7,600
Identifiable assets	347,183	210,845	140,525	698,553
Capital expenditures	942	8,861	390	10,193

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “estimates,” “intends,” “plans,” “projection,” “will continue” and words of similar import. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business that may prove to be incorrect. These forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. You should specifically consider the various factors identified in this report and in any other documents filed by us with the SEC that could cause actual results to differ materially from our forward-looking statements.

     All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Many, but not all of the factors that may impact actual results are discussed in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2002. You should read these “Risk Factors” carefully. Such factors include, but are not limited to:

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

Results of Operations

     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and six-month periods ended June 30, 2003 and 2002. Dollars are in millions.

		Three months ended June 30, 2003

	Radio		Cable		Internet and Other		Total

Revenues	$62.6	100.0%	$34.0	100.0%	$2.5	100.0%	$99.1	100.0%
Operating expenses:
Operating and programming,	21.2	33.9%	15.0	44.1%	1.6	64.0%	37.8	38.1%
Selling	9.3	14.9%	.8	2.4%	.4	16.0%	10.5	10.6%
General and administrative	12.4	19.8%	4.2	12.3%	.2	8.0%	16.8	17.0%
Depreciation and amortization	1.4	2.2%	5.5	16.2%	—	—%	6.9	7.0%

Total operating expenses	44.3	70.8%	25.5	75.0%	2.2	88.0%	72.0	72.7%

Operating income	$18.3	29.2%	$8.5	25.0%	$.3	12.0%	27.1	27.3%

Other income (expense)
Interest expense							(8.0)	(8.1)%
Interest income from loan to parent							1.7	1.7%
Other expense							(.3)	(0.3)%
Provision for income taxes							(7.9)	(7.9)%
Minority interests							(3.1)	(3.1)%

Net income							$9.5	9.6%

			Three months ended June 30, 2002 (Restated)

	Radio		Cable		Internet and Other		Total

Revenues	$57.1	100.0%	$31.3	100.0%	$2.2	100.0%	$90.6	100.0%
Operating expenses:
Operating and programming,	18.4	32.2%	13.9	44.4%	1.6	72.7%	33.9	37.4%
Selling	8.8	15.4%	.9	2.9%	.5	22.8%	10.2	11.3%
General and administrative	12.0	21.0%	6.6	21.1%	2.0	90.9%	20.6	22.7%
Radio Employee Stock Plan	17.1	30.0%	—	—	—	—	17.1	18.9%
Depreciation and amortization	1.3	2.3%	5.6	17.9%	—	—	6.9	7.6%

Total operating expenses	57.6	100.9%	27.0	86.3%	4.1	186.4%	88.7	97.9%

Operating income (loss)	$(.5)	(0.9)%	$4.3	13.7%	$(1.9)	(86.4)%	1.9	2.1%

Other income (expense)
Interest expense							(7.6)	(8.4)%
Interest income from loan to parent							1.8	2.0%
Other expense							(.2)	(0.2)%
Provision for income taxes							(4.9)	(5.4)%
Minority interests							(.9)	(1.0)%

Net loss							$(9.9)	(10.9)%

			Six months ended June 30, 2003

	Radio		Cable		Internet and Other		Total

Revenues	$107.5	100.0%	$67.0	100.0%	$5.1	100.0%	$179.6	100.0%
Operating expenses:
Operating and programming,	36.6	34.0%	29.1	43.4%	3.1	60.8%	68.8	38.3%
Selling	17.5	16.3%	1.4	2.1%	.8	15.7%	19.7	11.0%
General and administrative	24.1	22.4%	8.4	12.5%	1.5	29.4%	34.0	18.9%
Depreciation and amortization	3.0	2.8%	11.7	17.5%	.2	3.9%	14.9	8.3%

Total operating expenses	81.2	75.5%	50.6	75.5%	5.6	109.8%	137.4	76.5%

Operating income (loss)	$26.3	24.5%	$16.4	24.5%	$(0.5)	(9.8)%	42.2	23.5%

Other income (expense)
Interest expense							(14.5)	(8.1)%
Interest income from loan to parent							3.4	1.9%
Other expense							(.6)	(0.3)%
Provision for income taxes							(11.6)	(6.5)%
Minority interests							(4.0)	(2.2)%

Net income							$14.9	8.3%

			Six months ended June 30, 2002 (Restated)

	Radio		Cable		Internet and Other		Total

Revenues	$97.9	100.0%	$59.5	100.0%	$4.9	100.0%	$162.3	100.0%
Operating expenses:
Operating and programming,	32.3	33.0%	27.0	45.4%	3.3	67.4%	62.6	38.6%
Selling	16.7	17.1%	1.6	2.7%	.9	18.4%	19.2	11.8%
General and administrative	22.7	23.2%	10.2	17.1%	2.5	51.0%	35.4	21.8%
Radio Employee Stock Plan	17.1	17.5%	—	—	—	—	17.1	10.5%
Depreciation and amortization	2.6	2.6%	10.6	17.8%	.1	2.0%	13.3	8.2%

Total operating expenses	91.4	93.4%	49.4	83.0%	6.8	138.8%	147.6	90.9%

Operating income (loss)	$6.5	6.6%	$10.1	17.0%	$(1.9)	(38.8)%	14.7	9.1%

Other income (expense)
Interest expense							(14.9)	(9.2)%
Interest income from loan to parent							3.5	2.2%
Other expense							(.4)	(0.3)%
Provision for income taxes							(7.6)	(4.7)%
Minority interests							(1.6)	(1.0)%

Net loss							$(6.3)	(3.9)%

     In certain places in Management’s Discussion and Analysis, the 2002 impact of the Radio Employee Stock Plan and Cable Performance Share Plan revaluations has been excluded. The Company’s management uses measurements excluding the revaluations to evaluate the operations of the Company and to more accurately reflect comparative periods. Management believes this presentation is appropriate and enables investors to compare more accurately the company’s ongoing financial performance over the periods presented. Reconciling amounts to GAAP measurements are contained in Management’s Discussion and Analysis.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     Revenues. Consolidated revenues increased $8.5 million or 9% from 2002 to 2003. Radio revenues increased $5.5 million or 10% from 2002 to 2003. Radio’s revenue growth was primarily in the Dallas, San Francisco and Cincinnati markets. Results on a same stations basis excludes WHMA-AM (Anniston) divested in June 2002 and WYGY-FM (Cincinnati) acquired in August 2002. Same stations revenues were $61.7 million, an increase of $4.6 million or 8% over last year. Cable revenues increased $2.7 million or 9% from 2002 to 2003. Cable’s revenue growth was the result of increasing penetration of cable modem and digital services and basic service rate increases implemented in the first quarter of 2003. Internet and Other revenues, from Internet access and web design activities, increased $0.3 million or 14% from 2002 to 2003.

     Operating and programming expenses. Operating and programming expenses increased $3.9 million or 12% from 2002 to 2003. Radio operating and programming expenses increased $2.8 million or 15% from 2002 to 2003. Increased Radio operating and programming expenses are primarily due to revenue growth, the acquisition of WYGY–FM and increased promotional expenses in certain markets. Cable operating and programming expenses increased $1.1 million or 8% from 2002 to 2003 with the increased revenues. However, Cable operating and programming expenses increased at a lesser rate than revenues due to growth in cable modem and digital services that have lower related operating costs.

     General and administrative expenses. General and administrative expenses decreased $3.8 million or 18% from 2002 to 2003. Approximately $4.1 million of compensation expense was recognized in second quarter 2002 related to the Cable Performance Share Plan ($2.6 million in the Cable segment and $1.5 million in the Internet and Other segment). In April 2003, an approximately $0.4 million expense reduction was recognized for a share value decrease in the Cable Performance Share Plan.

     Radio Employee Stock Plan. Non-cash compensation expense of $17.1 million was recognized in second quarter 2002 for the final year of changing the valuation of the Radio Employee Stock Plan from a formula value to fair value as determined by the annual ESOP valuation. The April 2003 change in share value was recognized as a component of minority interests expense.

     Operating income. Operating income increased $25.2 million from 2002 to 2003. Excluding the 2002 effects of revaluations for the Radio Employee Stock Plan and the Cable Performance Share Plan, operating income increased $4.0 million or 17% from 2002 to 2003. Radio operating income for the three months was $18.3 million, an $18.8 million increase from second quarter 2002. Excluding the $17.1 million non-cash compensation charges in 2002 for the Radio Employee Stock Plan, Radio operating income increased $1.7 million or 10% from 2002 to 2003. Same stations operating income was $18.4 million, a $1.8 million or 11% increase from 2002, excluding the charges related to the Radio Employee Stock Plan. Cable operating income for the second quarter was $8.5 million, a $4.2 million increase over the second quarter of 2002. Excluding compensation charges related to the Cable Performance Share Plan, Cable’s operating income increased $1.6 million or 23% from 2002 to 2003. Growth in revenues from cable modem and digital services were largely responsible for the increase in Cable operating income. Internet and Other’s $0.3 million operating income for the three months was an increase of $2.2 million from second quarter 2002. The change in Internet and Other’s operating income was primarily due to the recognition of $1.5 million of compensation expense related to the Cable Performance Share Plan in second quarter 2002.

     Interest expense. Interest expense increased $0.4 million or 5% from 2002 to 2003. The issuance of $150.0 million of 7.375% Senior Subordinated Notes increased the Company’s effective interest rate and was largely responsible for the increased interest expense.

     Net income. Increased operating income resulted in a $19.4 million improvement in net income from a $9.9 million net loss in 2002 to a $9.5 million net income in 2003. Income tax rates for 2003 and 2002 were comparable after excluding the impact of non-deductible compensation charges for the Radio Stock Plan.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Revenues. Consolidated revenues increased $17.3 million or 11% from 2002 to 2003. Radio’s revenue growth was concentrated in the Dallas and Cincinnati markets. Radio revenues increased $9.6 million or 10% from 2002 to 2003. Results on a same stations basis exclude WHMA-AM (Anniston) divested in June 2002 and WYGY-FM (Cincinnati) acquired in August 2002. Same stations revenues were $106.0 million, an increase of $8.1 million or 8% over last year. Cable revenues increased $7.5 million or 13% from 2002 to 2003. Results on a same systems basis excluded the Lawrenceburg, Indiana cable system acquired in April 2002. Same systems revenues were $64.0 million, an increase of $5.8 million or 10% from 2002 to 2003. Cable’s revenue growth came from increasing penetration of cable modem and digital services, and basic service rate increases implemented during first quarter 2003. Internet and Other revenues, from Internet access and web design activities, increased $0.2 million or 4% from 2002 to 2003.

     Operating and programming expenses. Operating and programming expenses increased $6.2 million or 10%, increasing ratably with revenues from 2002 to 2003.

     General and administrative expenses. General and administrative expenses decreased $1.4 million or 4% from 2002 to 2003. Approximately $4.1 million of compensation expense was recognized in second quarter 2002 ($2.6 million in the Cable segment and $1.5 million in the Internet and Other segment) related to the Cable Performance Share Plan. Excluding 2002 compensation expense related to the Cable Performance Share Plan, general and administrative expenses increased ratably with revenues.

     Radio Employee Stock Plan. Non-cash compensation expense of $17.1 million was recognized in second quarter 2002 for the final step of changing the valuation of the Radio Employee Stock Plan from a formula value to fair value as determined by the Parent’s annual ESOP valuation. The change in Plan stock price for 2003 was recognized as a component of minority interests.

     Operating income. Operating income increased $27.5 million or 187% from 2002 to 2003. Excluding the charges for revaluation of the Radio Employee Stock Plan and the Cable Performance Share Plan, operating income increased $6.3 million or 18% from 2002 to 2003. Radio operating income for the six months was $26.3 million, a $19.8 million increase from the same period in 2002. After excluding the 2002 non-cash compensation charges for the Radio Stock Plan, Radio operating income increased $2.7 million or 11% between 2002 and 2003. Same stations operating income was $26.6 million, a $3.0 million or 13% increase from 2002, excluding the charges related to the Radio Stock Plan. Cable operating income for the six months was $16.4 million, a $6.3 million increase over 2002. Excluding compensation charges related to the Cable Performance Share Plan, Cable’s operating income increased $3.7 million or 29% from 2002 to 2003. Higher Cable revenues from cable modem and digital services were largely responsible for the increase in Cable operating income. Internet and Other’s $0.5 million operating loss for 2003 was an improvement over the $1.9 million operating loss for 2002. The change in Internet and Other’s operating loss was primarily due to a $1.5 million compensation expense related to the Cable Performance Share Plan in second quarter 2002.

     Interest expense. Interest expense decreased $0.4 million or 3% from 2002 to 2003. Reduced interest expense was due to the lower effective interest rates prior to the issue of the $150.0 million of Senior Subordinated Notes at 7.375% in April 2003.

     Net income. Net income increased $21.2 million or 338% from 2002 to 2003. Increased net income resulted from increased operating income. Income tax rates for both years were comparable after eliminating the effect of the Radio Employee Stock Plan. Minority interests expense increased due to improved operating income and increased Radio Employee Stock Plan share values.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash flow from operations, borrowings under its senior credit facilities and other borrowings. The Company may, from time to time, access the capital markets, as conditions permit, with debt or equity financings. Future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of subsidiary common stock, and interest payable on outstanding indebtedness and its senior credit facilities.

     Net cash provided by operating activities was $34.0 million for the six months ended June 30, 2003. The Company’s net cash provided by operating activities was generated by normal operations.

     Net cash used by investing activities was $26.9 million for the six months ended June 30, 2003. Capital expenditures, excluding acquisitions, were $17.5 million for the six months ended June 30, 2003. Capital expenditures were used to upgrade and maintain our cable systems and to acquire and outfit new offices for the Media, Radio and Cable management groups. The Company expects to make capital expenditures of $16.0 million during the remainder of 2003, primarily for cable systems upgrades. Media expects to use existing credit facilities, funds provided by our new borrowing and operating cash flow to fund the cable systems upgrades.

     Net cash used by financing activities was $6.6 million for the six months ended June 30, 2003. The revolving credit facility, which had $179.7 million available at June 30, 2003, was decreased by $140.5 million during the six months ended June 30, 2003. On April 23, 2003, Media issued $150.0 million of 7.375% Senior Subordinated Notes (“Notes”) due in 2013 at par. Interest is payable semi-annually, beginning October 15, 2003. The $148.3 million net proceeds were immediately used to pay down the existing revolving credit facility. In June 2003, the Notes were exchanged for Senior Subordinated Exchange Notes with the same terms and maturity that were registered with the Securities and Exchange Commission. At June 30, 2003, Media had approximately $170.7 million available for borrowing under its credit facility.

     Media repurchased approximately $6.5 million of Class “B” Radio nonvoting shares in May 2003 from employees. Existing credit facilities were utilized to fund the repurchases. As of June 30, 2003, accrued employee-related costs included a $6.5 million estimate for shares that may be tendered for repurchase in April 2004.

     The following tables reflect our contractual cash obligations as of June 30, 2003 in the respective periods in which they are due (in thousands).

Contractual Cash	Total Amounts
Obligations	Committed	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$522,121	$8,516	$21,034	$21,037	$34,240	$89,919	$347,375
Broadcast rights	20,742	5,592	8,900	3,050	3,200	—	—
Operating leases	34,027	2,392	4,826	4,723	4,605	3,748	13,733

Total	$576,890	$16,500	$34,760	$28,810	$42,045	$93,667	$361,108

     Media believes that funds generated from operations, our new borrowing and the borrowing availability under our senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as noted in this Form 10-Q, Media has no current commitments or agreements with respect to any material acquisitions.

     Media was in compliance with its loan covenants, as each is defined under the credit facility, as of June 30, 2003. A summary of the most restrictive covenants, along with the corresponding actual value for these covenants follows:

Covenant Test	Covenant	Actual Value
Fixed charge coverage ratio must be at least 1.05	1.05	1.55
Maximum consolidated senior leverage ratio may not exceed 4.00	4.00	1.73
Debt service coverage ratio must be at least 1.20	1.20	2.58

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that through June 30, 2003, there have been no material developments affecting market risk since the filing of Media’s December 31, 2002 Annual Report on Form 10-K filed with the SEC. On April 23, 2003, Media issued $150.0 million of 7.375% Senior Subordinated Notes at par.

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Media carried out an evaluation, with the participation of Media’s management, including Media’s Chairman, Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Media’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Media’s Chairman, Chief Executive Officer, and Chief Financial Officer concluded that Media’s disclosure controls and procedures are effective in timely alerting them to material information relating to Media (including its consolidated subsidiaries) required to be included in Media’s periodic SEC filings. There has been no change in Media’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Media’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits Filed Herewith:

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by Peter P. Brubaker.
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 by John L. Finlayson.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

(b) Reports on Form 8-K

(i)	On April 3, 2003, the Company filed a Form 8-K under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, providing notification of a conference call to discuss fourth quarter 2002 results and to report selected operating results.
(ii)	The Company filed a Form 8-K on April 9, 2003 under Item 7, Financial Statements and Exhibits, to provide amendments to the Company’s credit facilities.
(iii)	The Company filed a Form 8-K on April 28, 2003 under Item 5, Other Events, to report its sale of $150 million Senior Subordinated Notes.
(iv)	The Company filed a Form 8-K on May 13, 2003 under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, providing notification of a conference call to discuss first quarter 2003 results and to report selected operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003	SUSQUEHANNA MEDIA CO.

	By:	/s/ John L. Finlayson John L. Finlayson Vice President and CFO