Form 10-Q
period 2003-09-30
SUSQUEHANNA MEDIA CO
filed 2003-11-13
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
YES  ☑       NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐       NO  ☑

As of November 12, 2003, there were 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which were owned by Susquehanna Pfaltzgraff Co.

SUSQUEHANNA MEDIA CO.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,559	$—
Accounts receivable, net	51,803	49,678
Interest receivable from Parent	5,260	—
Deferred income taxes	6,986	6,889
Current portion of note receivable from Parent	4,422	4,422
Other current assets	5,011	5,212

Total Current Assets	75,041	66,201
Property, Plant and Equipment, net	156,445	153,644
Intangible Assets, net	404,194	387,883
Notes Receivable from Parent	109,641	109,641
Investments and Other Assets	39,425	29,158

	$784,746	$746,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$—	$849
Accounts payable	11,363	13,035
Current portion of long-term debt	20,034	17,032
Accrued interest	10,196	2,484
Accrued income taxes	14,525	9,761
Deferred income	1,392	1,022
Accrued employee-related costs	20,916	12,757
Accrued franchise and licensing fees	2,245	3,676
Contract fee payable	—	10,000
Other accrued expenses	6,943	6,536

Total Current Liabilities	87,614	77,152

Long-term Debt	504,330	504,105

Other Liabilities	15,214	17,172

Deferred Income Taxes	63,282	57,152

Minority Interests	65,513	66,887

Stockholders’ Equity
Preferred stock – voting, 7% cumulative with $100 par value, authorized 110,000 shares, 70,449.21 shares issued and outstanding	7,050	7,050
Common stock – voting, $1 par value, authorized 1,100,000 shares, 1,100,000 shares issued and outstanding	1,100	1,100
Retained earnings	40,643	15,909

Total Stockholders’ Equity	48,793	24,059

	$784,746	$746,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

		(Restated)		(Restated)
Revenues
Radio	$61,743	$59,529	$169,227	$157,391
Cable	34,719	31,320	101,746	90,790
Internet and other	2,535	2,281	7,602	7,220

Total revenues	98,997	93,130	278,575	255,401

Operating Expenses
Operating and programming	37,762	35,891	106,608	98,464
Selling	10,584	10,637	30,269	29,860
General and administrative	18,462	16,438	52,433	51,888
Radio Employee Stock Plan	—	—	—	17,065
Depreciation and amortization	7,715	7,907	22,573	21,164

Total operating expenses	74,523	70,873	211,883	218,441

Operating Income	24,474	22,257	66,692	36,960
Other Income (Expense)
Interest expense	(8,039)	(7,132)	(22,549)	(21,992)
Interest income from loan to Parent	1,744	1,806	5,171	5,357
Other	(72)	(605)	(596)	(1,051)

Income Before Income Taxes and Minority Interests	18,107	16,326	48,718	19,274
Provision for Income Taxes	6,794	6,207	18,445	13,807

Income Before Minority Interests	11,313	10,119	30,273	5,467
Minority Interests	(1,121)	(703)	(5,169)	(2,315)

Net Income	10,192	9,416	25,104	3,152
Preferred Dividends Declared	(123)	(123)	(370)	(370)

Net Income Available for Common Shares	$10,069	$9,293	$24,734	$2,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For The Nine Months Ended
	September 30,

	2003	2002

		(Restated)
Cash Flows from Operating Activities
Net income	$25,104	$3,152
Adjustments to reconcile net income to net cash:
Depreciation and amortization	22,573	21,164
Deferred income taxes	6,033	8,519
Minority interests	5,169	2,315
Radio Employee Stock Plan	—	17,065
Equity in losses of investees	439	507
Deferred financing amortization	822	1,005
Changes in assets and liabilities:
Increase in accounts receivable, net	(2,125)	(4,426)
Decrease (increase) in other current assets	201	(727)
Increase in interest receivable from Parent	(5,260)	(5,357)
Increase (decrease) in accounts payable	(1,672)	6,345
Increase in accrued interest	7,712	779
Increase in accrued income taxes	4,764	5,695
Increase in other accrued expenses	7,505	6,699
Increase (decrease) in other liabilities	(1,958)	3,474

Net cash provided by operating activities	69,307	66,209

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(23,495)	(15,301)
Acquisitions	(28,190)	(71,671)
Deposit on Cable acquisition	(10,000)	—
Increase in investments, other assets and intangible assets	(1,551)	(81)

Net cash used by investing activities	(63,236)	(87,053)

Cash Flows from Financing Activities
Increase (decrease) in revolving credit borrowings	(134,000)	44,600
Long-term borrowing	150,000	—
Repayment of long-term debt	(12,750)	(4,500)
Decrease in cash overdraft	(849)	(2,687)
Payment of preferred dividends	(370)	(370)
Radio Employee Stock Plan repurchases	(6,543)	(14,131)

Net cash provided (used) by financing activities	(4,512)	22,912

Net Increase in Cash and Cash Equivalents	1,559	2,068
Cash and Cash Equivalents, beginning	—	—

Cash and Cash Equivalents, ending	$1,559	$2,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the “Company” or “Media”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The statement of operations for the three and nine months ended September 30, 2002 and the statement of cash flows for the nine months ended September 30, 2002 reflect restated amounts as disclosed in the Form 10-K.

     The condensed consolidated financial statements (the “financial statements”) include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position at September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

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

2. Recent Developments

New Borrowing

     On April 23, 2003, Media issued $150.0 million of 7.375% Senior Subordinated Notes (“Notes”) due in 2013 at par. Interest is payable semi-annually, commencing October 15, 2003. The $148.3 million net proceeds were immediately used to pay down Media’s existing revolving credit facility. In June 2003, the Notes were exchanged for Senior Subordinated Exchange Notes, with the same terms and maturity, that were registered with the Securities and Exchange Commission.

Acquisition, Commitments and Relocations

     On July 10, 2003, Media signed a purchase agreement with RCN Telecom Services, Inc. to acquire the assets of a cable system serving Carmel, New York for $120.0 million cash. The cable system serves approximately 29,800 video subscribers. The agreement contemplates that the cable facilities will be fully upgraded to 750 MHz and two-way capable before the first quarter 2004 anticipated closing. The system is currently providing digital video, residential high-speed Internet access and circuit switched telephony over the rebuilt areas of the cable system. Existing debt facilities, which were utilized for the $10 million deposit made on July 10, 2003, are expected to provide the remaining funding for the acquisition.

     On August 1, 2003, Media purchased certain assets of WSOX-FM, an “Oldies” radio station, licensed to Red Lion, Pennsylvania from Lancaster-York Broadcasting, LLC for $23.0 million cash. Existing credit facilities funded the acquisition. Based on a preliminary valuation, approximately $22.8 million of the purchase price has been allocated to intangible assets with indefinite lives. A final purchase price allocation will be completed before year-end.

     Effective June 30, 2003, Media purchased approximately 2,900 basic cable subscribers and related assets serving Canton, Mississippi from Galaxy Cable, Inc. for $5.2 million cash. Existing credit facilities were utilized to fund the acquisition. The subscribers will be integrated into the existing Rankin County operation after rebuild of the cable plant and headend elimination. Media anticipates that rebuild and headend elimination costs will total $2.3 million over twelve months.

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

Intangible Assets

     Media is required to annually test the carrying value of goodwill and intangible assets with indefinite lives for impairment. That assessment will be performed as of December 31, 2003. Although no triggering event has occurred through September 30, 2003, certain operations with lower than expected operating results may be identified as potentially impaired in that assessment.

Interest Rate Swap

     At September 30, 2003, Media was party to an interest rate swap agreement, which effectively changed $20.0 million of variable rate debt to fixed rate debt. The effective fixed interest rate on the $20.0 million was 4.09% at September 30, 2003. The interest rate swap was recorded at its fair value as of September 30, 2003. Interest expense was increased by $0.1 million due to swaps for the nine months ended September 30, 2003. Although Media has not elected hedge accounting for this swap contract, hedge accounting may be elected for future contracts.

Radio Employee Stock Plan

     In May 2003, Susquehanna Radio Corp. (“Radio”) repurchased and retired approximately $6.5 million of Class “B” common non-voting shares from former and current employees. Existing credit facilities were utilized to fund the repurchases. On August 15, 2003, Radio offered certain employees a 90 day right to purchase approximately $1.1 million of Class “B” common non-voting shares at the current fair value. Purchasers will be issued a fully vested option to purchase two additional Class “B” common non-voting shares at the same price with each share purchased. Options are granted only with stock purchases. No rights were exercised as of September 30, 2003.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) specifies financial and reporting obligations pertaining to the retirement of tangible long-lived assets and associated retirement costs. Media adopted SFAS 143 as of January 1, 2003. Adoption had no material effect on Media’s financial position or results of operations.

     Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) amended SFAS 123 to provide for alternative methods of transitioning to the fair value method of valuing stock-based compensation. Media is using the fair value method of valuing stock-based compensation. As of September 30, 2003, the number and value of stock options granted and outstanding was not material.

     Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), requires a guarantor to disclose its obligations under certain guarantees that it has issued in interim and annual financial statements for guarantees issued or modified after December 31, 2002. For certain guarantees, a guarantor may be required to recognize a liability for the fair value of the obligation at its inception. FIN 45 does not specify an approach for subsequently measuring and recording the change in fair value of the obligation. The interpretation’s disclosure provisions applied to interim or annual financial statements for periods ending after December 15, 2002. Media adopted this pronouncement as of January 1, 2003 without material impact.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, FIN 46 is applied to the enterprise no later than the end of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on Media’s financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 30, 2003, for hedging activities designated after that same date and for certain existing contracts. Media has not entered into or modified any subject contracts since June 30, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments previously classified as equity to be classified as liabilities, or possibly assets, if they have certain characteristics. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Since the Company’s common stock is not publicly held, it is unclear when SFAS 150 must be implemented.

Contingency

     WHMA-FM was moved from Anniston, Alabama to serve the Atlanta, Georgia metropolitan area based upon a Federal Communications Commission (“FCC”) Report and Order. The original purchase agreement provided that if a Final Order was received by May 2003, Media would pay the sellers an additional $10 million. Management believed that it was probable that a timely Final Order would be issued and accordingly recorded a contract fee payable for the $10 million at December 31, 2002. Since a Final Order was not issued in the time required, management and counsel believe that payment is not due. As of September 30, 2003, the contract fee payable and the corresponding intangible assets were reversed. The reversal has been treated as a noncash transaction for disclosures related to the condensed consolidated statement of cash flows for the nine months ended September 30, 2003.

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

     Segment information follows (in thousands of dollars):

			Internet and
	Radio	Cable	Other	Total

For the Three Months Ended September 30, 2003
Operating income	$17,361	$7,046	$67	$24,474
Interest expense, net	1,876	2,814	3,349	8,039
Depreciation and amortization	1,453	5,949	313	7,715
Income (loss) before income taxes	15,458	4,231	(1,582)	18,107
Identifiable assets	427,036	231,260	136,450	794,746
Capital expenditures	1,471	4,258	312	6,041
For the Three Months Ended September 30, 2002 (Restated)
Operating income (loss)	$16,967	$5,632	$(342)	$22,257
Interest expense, net	1,457	2,717	2,958	7,132
Depreciation and amortization	1,431	6,427	49	7,907
Income (loss) before income taxes	15,332	2,915	(1,921)	16,326
Identifiable assets	396,920	214,973	136,434	748,327
Capital expenditures	618	4,470	20	5,108

			Internet and
	Radio	Cable	Other	Total

For the Nine Months Ended September 30, 2003
Operating income (loss)	$43,624	$23,429	$(361)	$66,692
Interest expense, net	5,140	7,719	9,690	22,549
Depreciation and amortization	4,499	17,636	438	22,573
Income (loss) before income taxes	38,327	15,710	(5,319)	48,718
Identifiable assets	427,036	231,260	136,450	794,746
Capital expenditures	4,358	17,461	1,676	23,495
For the Nine Months Ended September 30, 2002 (Restated)
Operating income (loss)	$23,403	$15,673	$(2,116)	$36,960
Interest expense, net	4,609	8,307	9,076	21,992
Depreciation and amortization	4,027	17,037	100	21,164
Income (loss) before income taxes	18,251	7,366	(6,343)	19,274
Identifiable assets	396,920	214,973	136,434	748,327
Capital expenditures	1,560	13,331	410	15,301

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

     All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Many, but not all of the factors that may impact actual results are discussed in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2002. You should read these “Risk Factors” carefully. Such factors include, but are not limited to:

•	general economic and business conditions, both nationally and in our markets;

•	interest rate movements;

•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;

•	expectations and estimates concerning future financial performance;

•	the amounts and timing of payments required under the Radio Employee Stock Plan and the Cable Performance Share Plan;

•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

•	our ability to successfully enter new lines of business, from time to time, such as telephony;

•	financing plans and access to adequate capital on favorable terms;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•	the impact of competition from other radio stations, media forms and communication service providers;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

•	changes in generally accepted accounting principles and standards, as well as SEC rules and regulations;

•	the possible non-renewal of cable franchises;

•	increases in programming costs;

•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in other SEC filings;

•	advances in technology and our ability to adapt to and capitalize on such advances;

•	decreases in our customers’ advertising and entertainment expenditures; and

•	other factors over which we may have little or no control.

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

Results of Operations

     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and nine-month periods ended September 30, 2003 and 2002. Dollars are in millions.

	Three months ended September 30, 2003

	Radio		Cable		Internet and Other		Total

Revenues	$61.7	100.0%	$34.8	100.0%	$2.5	100.0%	$99.0	100.0%
Operating expenses:
Operating and programming,	20.5	33.2%	15.8	45.4%	1.5	60.0%	37.8	38.2%
Selling	9.3	15.1%	.9	2.6%	.4	16.0%	10.6	10.7%
General and administrative	13.1	21.2%	5.1	14.7%	.2	8.0%	18.4	18.6%
Depreciation and amortization	1.5	2.4%	6.0	17.2%	.2	8.0%	7.7	7.8%

Total operating expenses	44.4	71.9%	27.8	79.8%	2.3	92.0%	74.5	75.3%

Operating income (loss)	$17.3	28.1%	$7.0	20.1%	$.2	8.0%	24.5	24.7%

Other income (expense)
Interest expense							(8.1)	(8.2)%
Interest income from loan to parent							1.8	1.8%
Other expense							—	—
Provision for income taxes							(6.8)	(6.8)%
Minority interests							(1.2)	(1.2)%

Net income							$10.2	10.3%

	Three months ended September 30, 2002 (Restated)

	Radio		Cable		Internet and Other		Total

Revenues	$59.5	100.0%	$31.3	100.0%	$2.3	100.0%	$93.1	100.0%
Operating expenses:
Operating and programming,	20.1	33.8%	14.3	45.7%	1.4	60.9%	35.8	38.5%
Selling	9.1	15.3%	1.1	3.5%	.5	21.7%	10.7	11.5%
General and administrative	12.0	20.2%	3.9	12.5%	.6	26.1%	16.5	17.7%
Depreciation and amortization	1.4	2.4%	6.4	20.4%	—	—%	7.8	8.4%

Total operating expenses	42.6	71.7%	25.7	82.1%	2.5	108.7%	70.8	76.1%

Operating income	$16.9	28.3%	$5.6	17.9%	$(.2)	(8.7)%	22.3	23.9%

Other income (expense)
Interest expense							(7.1)	(7.6)%
Interest income from loan to parent							1.9	2.0%
Other expense							(.7)	(0.8)%
Provision for income taxes							(6.2)	(6.7)%
Minority interests							(.7)	(0.8)%

Net income							$9.5	10.2%

	Nine months ended September 30, 2003

	Radio		Cable		Internet and Other		Total

Revenues	$169.2	100.0%	$101.8	100.0%	$7.6	100.0%	$278.6	100.0%
Operating expenses:
Operating and programming	57.0	33.7%	44.9	44.1%	4.7	61.8%	106.6	38.3%
Selling	26.9	15.9%	2.3	2.3%	1.1	14.5%	30.3	10.9%
General and administrative	37.2	22.0%	13.5	13.2%	1.7	22.4%	52.4	18.8%
Depreciation and amortization	4.5	2.6%	17.7	17.4%	.4	5.2%	22.6	8.1%

Total operating expenses	125.6	74.2%	78.4	77.0%	7.9	103.9%	211.9	76.1%

Operating income (loss)	$43.6	25.8%	$23.4	23.0%	$(0.3)	(3.9)%	66.7	23.9%

Other income (expense)
Interest expense							(22.6)	(8.1)%
Interest income from loan to parent							5.2	1.9%
Other expense							(.6)	(0.2)%
Provision for income taxes							(18.4)	(6.6)%
Minority interests							(5.2)	(1.9)%

Net income							$25.1	9.0%

	Nine months ended September 30, 2002 (Restated)

	Radio		Cable		Internet and Other		Total

Revenues	$157.4	100.0%	$90.8	100.0%	$7.2	100.0%	$255.4	100.0%
Operating expenses:
Operating and programming,	52.4	33.3%	41.3	45.5%	4.7	65.3%	98.4	38.5%
Selling	25.8	16.4%	2.7	3.0%	1.4	19.4%	29.9	11.7%
General and administrative	34.7	22.2%	14.1	15.5%	3.1	43.1%	51.9	20.3%
Radio Stock Plan	17.1	10.9%	—	—	—	—	17.1	6.7%
Depreciation and amortization	4.0	2.4%	17.0	18.7%	.1	1.4%	21.1	8.3%

Total operating expenses	134.0	85.0%	75.1	82.7%	9.3	129.2%	218.4	85.5%

Operating income (loss)	$23.4	15.0%	$15.7	17.3%	$(2.1)	(29.2)%	37.0	14.5%

Other income (expense)
Interest expense							(22.0)	(8.6)%
Interest income from loan to parent							5.4	2.1%
Other expense							(1.1)	(0.4)%
Provision for income taxes							(13.8)	(5.4)%
Minority interests							(2.3)	(0.9)%

Net income							$3.2	1.3%

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Revenues. Consolidated revenues increased $5.9 million or 6% from 2002 to 2003. Radio revenues increased $2.2 million or 4% from 2002 to 2003. Results on a same stations basis exclude: WYGY-FM (Cincinnati) and WSOX-FM (York). Same stations revenues were $60.5 million, an increase of $1.4 million or 2% over last year. Radio’s revenue growth was primarily in the Dallas and San Francisco markets. Cable revenues increased $3.5 million or 11% from 2002 to 2003. Cable’s revenue growth was the result of increasing penetration of cable modem and digital services, basic service rate increases implemented in the first quarter and the Canton, Mississippi acquisition in July 2003. Internet and Other revenues, from Internet access and web design activities, increased $0.2 million or 9% from 2002 to 2003.

     Operating and programming expenses. Operating and programming expenses increased $2.0 million or 6% from 2002 to 2003. Radio operating and programming expenses increased $0.4 million or 2% from 2002 to 2003. Radio operating and programming expenses increased at a lesser rate than the growth in revenues due to the favorable impact of an adjustment of $0.8 million to music license fees caused by the finalization of an industry-wide agreement between Broadcast Music, Inc. and the Radio Music License Committee. Cable operating and programming expenses increased $1.5 million or 10% from 2002 to 2003 mirroring the growth in revenues.

     General and administrative expenses. General and administrative expenses increased $1.9 million or 12% from 2002 to 2003. The increase was caused by the Parent’s change in the 2003 ESOP expense allocation formula from 85% based on eligible compensation and 15% on business unit performance to 50% based on eligible compensation and 50% on business unit performance. The change in allocation formula increased ESOP expense by approximately $1.2 million; $1.0 million in the Radio segment and $0.2 million in the Cable segment. The remaining change in general and administrative expenses was primarily due to acquisition related expenses.

     Operating income. Operating income increased $2.2 million or 10% from 2002 to 2003. Higher Cable revenues from cable modem and digital services were largely responsible for the increase in operating income. Internet and Other’s $0.2 million operating income for 2003 was an improvement of $0.4 million from a third quarter 2002 operating loss of $0.2 million.

     Net income. Net income increased $0.7 million or 7% from 2002 to 2003. The net income improvement was due to increased operating income. The effective income tax rate did not change significantly between 2002 and 2003.

     Interest expense. Interest expense increased $1.0 million or 14% from 2002 to 2003. The effective interest rate increase on total borrowings resulted from Media issuing $150.0 million of 7.375% Senior Subordinated Notes. Other factors affecting interest expense were the WSOX-FM, WYGY-FM and Canton, Mississippi acquisitions as well as the $10.0 million purchase deposit on the Carmel, NY cable system.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Revenues. Consolidated revenues increased $23.2 million or 9% from 2002 to 2003. Radio revenues increased $11.8 million or 8% from 2002 to 2003. Results on a same stations basis exclude: WHMA-AM (Anniston); WYGY-FM (Cincinnati); and WSOX-FM. Same stations revenues were $166.5 million, an increase of $9.5 million or 6% over last year. Cable revenues increased $11.0 million or 12% from 2002 to 2003. Results on a same systems basis exclude the Lawrenceburg, Indiana cable system acquired in April 2002 and the Canton, Mississippi cable acquisition. Same system revenues were $97.2 million, an increase of $9.0 million or 10% from 2002 to 2003. Cable’s revenue growth for the nine months was driven by increasing penetration of cable modem and digital services, and basic service rate increases implemented in the first quarter of 2003. Internet and Other segment revenues, from Internet access and web design activities, increased $0.4 million or 6% from 2002 to 2003.

     Operating and programming expenses. Operating and programming expenses increased $8.2 million or 8%, increasing less than the percentage growth in revenues due to a favorable adjustment of $0.8 million caused by the finalization of the industry-wide music license agreement between Broadcast Music, Inc and the Radio Music License Committee.

     General and administrative expenses. General and administrative expenses increased $0.5 million or 1% from 2002 to 2003. Although a change in allocation formula increased ESOP expense by $1.2 million, total 2003 expenses were partially offset by a $0.4 negative compensation expense related to a decrease in the value of the Cable Performance Share Plan. This compares favorably to $4.1 million of compensation expense for the Cable Performance Share Plan that was recognized in 2002, $2.6 million in the Cable segment and $1.5 million in the Internet and Other segment. Of the $1.2 million of additional ESOP expense recognized in third quarter 2003, $1.0 million was recognized by the Radio segment and $0.2 million by the Cable segment.

     Radio Stock Plan. Non-cash compensation expense of $17.1 million was recognized in second quarter 2002 for the final year of changing the valuation of the Radio Employee Stock Plan (Plan) from a formula value to fair value as determined during the annual ESOP valuation. The change in Plan stock price for 2003 was recognized as a component of Minority Interests.

     Operating income. Operating income increased $29.7 million or 80% from 2002 to 2003. Excluding the charges for revaluation of the Radio Employee Stock Plan and the Cable Performance Share Plan, operating income increased $8.5 million or 15% from 2002 to 2003. Radio operating income for the nine months was $43.6 million, a $20.2 million increase from the same period in 2002. Excluding the non-cash compensation charges in 2002 for the revaluation of the Radio Stock Plan, operating income increased $3.1 million or 8% from 2002 to 2003. Same stations operating income was $44.0 million, a $3.3 million or 8% increase from 2002 (excluding the charges related to the Radio Stock Plan). Cable operating income for the nine-month period was $23.4 million, a $7.7 million increase over 2002. Excluding the effect of compensation charges related to the Cable Performance Share Plan, Cable’s operating income increased $5.1 million or 28% from 2002 to 2003. Higher Cable revenues from cable modem and digital services were largely responsible for the increase in operating income. Internet and Other’s $0.3 million operating loss for 2003 was less than the operating loss of $2.1 million in 2002. The reduction in Internet and Other’s operating loss was primarily due to the 2002 recognition of a $1.5 million compensation expense related to the Cable Performance Share Plan.

     Net income. Net income increased $21.9 million or 684% from 2002 to 2003. The increase in net income resulted from increased operating income.

     Interest expense. Interest expense increased $0.6 million or 3% from 2002 to 2003. The increased interest expense was due to a higher effective interest rate from issuing $150.0 million of 7.375% Senior Subordinated Notes.

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

     Net cash provided by operating activities was $69.3 million for the nine months ended September 30, 2003. The Company’s net cash provided by operating activities was generated by normal operations.

     Net cash used by investing activities was $63.2 million for the nine months ended September 30, 2003. Capital expenditures, excluding acquisitions, were $23.4 million and $15.3 million for the nine months ended September 30, 2003 and 2002, respectively. Capital expenditures were used to upgrade and maintain our cable systems and to acquire and outfit new offices for the Media, Radio and Cable management groups. The Company expects to make capital expenditures of $13.0 million during the remainder of 2003, primarily for cable systems upgrades. We expect to use existing credit facilities and operating cash flow to fund the cable systems upgrades.

     Net cash used by financing activities was $4.5 million for the nine months ended September 30, 2003. The revolving credit facility, which had $154.2 million available at September 30, 2003, was decreased by $134.0 million during the nine months ended September 30, 2003, primarily by proceeds from the 7.375% Senior Subordinated Notes.

     Media repurchased approximately $6.5 million of Class “B” Radio nonvoting shares in May 2003 from employees. Existing credit facilities were utilized to fund the repurchases.

     The following tables reflect our contractual cash obligations as of September 30, 2003 in the respective periods in which they are due (in thousands).

Contractual Cash	Total Amounts
Obligations	Committed	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$524,364	$4,259	$21,034	$21,037	$40,740	$89,919	$347,375
Broadcast rights	17,475	2,325	8,900	3,050	3,200	—	—
Operating leases	32,690	1,210	4,910	4,756	4,432	3,645	13,737

Total	$574,529	$7,794	$34,844	$28,843	$48,372	$93,564	$361,112

     Media believes that funds generated from operations and funds available from our senior credit facility will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as noted in this Form 10-Q, Media has no current commitments or agreements with respect to any material acquisitions.

     Media was in compliance with its loan covenants, as each is defined under the credit facility, as of September 30, 2003. A summary of the most restrictive covenants, along with the corresponding actual value for these covenants follows:

Covenant Test	Covenant	Actual Value
Fixed charge coverage ratio must be at least 1.05	1.05	1.51
Maximum consolidated senior leverage ratio may not exceed 4.00	4.00	1.69
Debt service coverage ratio must be at least 1.20	1.20	2.61

     The credit facility’s maximum borrowing is scheduled to decrease $10.0 million on December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that through September 30, 2003, there have been no material developments affecting market risk since the filing of Media’s December 31, 2002 Annual Report on Form 10-K filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, Media carried out an evaluation, with the participation of Media’s management, including Media’s Chairman, Chief Executive Officer, and Chief Financial Officer, of the effectiveness of Media’s disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Media’s Chairman, Chief Executive Officer, and Chief Financial Officer concluded that Media’s disclosure controls and procedures are effective in timely alerting them to material information relating to Media (including its consolidated subsidiaries) required to be included in Media’s periodic SEC filings. There has been no change in Media’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Media’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits Filed Herewith:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

(b)  Reports on Form 8-K

(i)	The Company filed a Form 8-K on July 11, 2003 under Item 5, Other Events, to report its agreement to purchase assets from RCN Corporation.

(ii)	The Company furnished a Form 8-K on August 14, 2003 under Item 12, Results of Operations and Financial Condition, providing notification of a conference call to discuss second quarter 2003 results and to report selected operating results.

(iii)	The Company furnished a Form 8-K on September 18, 2003 under Item 9, Regulation FD Disclosure concerning the content of a presentation made by Peter P. Brubaker, President and CEO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003	SUSQUEHANNA MEDIA CO.

	By:	/s/ John L. Finlayson

John L. Finlayson Vice President and CFO