Form 10-K
period 2003-12-31
SUSQUEHANNA MEDIA CO
filed 2004-03-30
CIK 1088146

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K
                          (Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____

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
Yes [ ]   No [X]

As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

As of March 29, 2004, there were 1,100,000 shares of Common Stock outstanding all of which was held by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

DOCUMENTS INCORPORATED BY REFERENCE
None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Some of the statements in this Form 10-K, as well as statements made by us in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business that may prove to be incorrect. These forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should specifically consider the various factors identified in this report and in any other documents filed by us with the SEC that could cause actual results to differ materially from our forward-looking statements.

          All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•	general economic and business conditions, both nationally and in our markets;

•	interest rate movements;

•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;

•	expectations and estimates concerning future financial performance;

•	the amount and timing of payments required under the Radio Employee Stock Plan and the Cable Performance Share Plan;

•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

•	our ability to successfully enter new lines of business, from time to time, such as telephony;

•	financing plans and access to adequate capital on favorable terms;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•	the impact of competition from other radio stations, media forms, communication service providers and telephony service providers;

•	changes in accounting principles generally accepted in the United States and SEC rules and regulations;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

•	the possible non-renewal of cable franchises;

•	increases in programming costs;

•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	advances in technology and our ability to adapt to and capitalize on such advances;

•	decreases in our customers’ advertising and entertainment expenditures; and

•	other factors over which we may have little or no control.

          All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Any forward-looking statement speaks only as of the date it was made, and except for our ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-K might not transpire. You should also read carefully the factors described in the “Risk Factors” section of this report.

RISK FACTORS

          Before you invest in our securities, you should be aware that there are various risks involved in your investment. You should read and carefully consider each of the following material risk factors, as well as other information in this report before making a decision to invest in our securities. Our business, financial condition, results of operations and our ability to make payments could be materially adversely affected by any of the following risks. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks faced by us described below or elsewhere.

Risks Related to Us and Our Business

Our significant debt service obligations will limit our cash flow and affect how we operate our company.

     We have a significant level of debt and debt service obligations. As of December 31, 2003, we had approximately $515.7 million of indebtedness. On March 9, 2004, we replaced our $450 million senior credit facilities with new $600 million senior credit facilities. We had the ability to incur approximately $294 million of additional debt under our new senior credit facilities as of that date, after funding the purchase of cable assets from RCN Telecommunications, Inc.. If we add new debt to our current debt levels, the related risks that we now face could intensify.

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

     Media is a holding company and we conduct our business through our operating subsidiaries and do not have any operations of our own. As a result, we are dependent upon the ability of our subsidiaries to provide us with cash, in the form of dividends, inter-company credits, loans or otherwise, to meet our debt service obligations. These subsidiaries are separate and distinct legal entities and have no obligations to pay any amounts due on our indebtedness or to make any funds available therefore. In addition, dividends, loans or other distributions to us from our subsidiaries may be subject to contractual or other restrictions, will depend upon the results of operations of such subsidiaries and may be subject to other business considerations.

     Not all of our subsidiaries are wholly-owned. To the extent that subsidiaries of Susquehanna Media Co. that are not wholly-owned declare dividends or make other distributions to stockholders, these minority stockholders will receive their shares of such payments, and such amounts will not be available to service our indebtedness. The indentures governing both series of our outstanding senior subordinated notes do, however, limit the amount of dividends and other distributions that may be paid to these minority stockholders.

Our indebtedness prohibits us from engaging in activities that may benefit us.

     Our new senior credit facilities, the indentures governing our 8½ senior subordinated notes due 2009 and 7.375% senior subordinated notes due 2013 each contain a number of significant covenants. These covenants limit or restrict our ability to:

•	incur additional debt;

•	pay dividends and make distributions;

•	repurchase securities;

•	make certain investments;

•	incur liens;

•	transfer or sell assets;

•	enter into transactions with insiders or related parties;

•	issue or sell stock of subsidiaries;

•	change our business;

•	pay management fees to Susquehanna Pfaltzgraff Co.; or

•	merge or consolidate.

     These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests.

Our new senior credit facilities contains cross-default provisions that may enable senior lenders to proceed against collateral in the event of a default on our senior subordinated notes.

     The events that qualify as events of default under the indentures governing our 8½% senior subordinated notes due 2009 and our 7.375% senior subordinated notes due 2013, including a change of control, may also be events of default under our senior credit facilities or other indebtedness. An event of default under the senior credit facilities would permit our lenders to accelerate payment of our indebtedness. If we cannot repay such borrowings when due, the lenders could proceed against the collateral securing the debt.

If we do not successfully integrate future acquisitions, we may not successfully increase our cash flow.

     As part of our business strategy, we intend to acquire suitable radio stations and cable systems. In the event that we acquire additional radio stations and cable systems, we may have difficulty integrating the operations, systems and management of such businesses, and unforeseen integration difficulties may require a disproportionate amount of management’s attention and our other resources. We may have difficulty in providing new services such as telephony to our cable subscribers. There can be no assurance that any future acquisitions will be as successful as recent acquisitions, and future acquisitions may not increase our cash flow or yield other anticipated benefits.

Events that are beyond our control have increased the level of public and regulatory scrutiny in general and in the capital markets and have resulted in increased regulation and new accounting standards. The reaction to these events may have negative impacts on our business, financial condition and access to capital.

     As a result of the bankruptcy filings by the Enron Corporation and WorldCom, Inc., accounting irregularities of public companies, alleged insider trading violations and investigations by governmental authorities of companies in different industries, businesses have been under a generally increased amount of public and regulatory scrutiny. Recently discovered accounting irregularities have caused regulators and legislators to review current accounting practices, financial disclosures and companies’ relationships with their independent auditors. The capital markets and rating agencies also have increased their level of scrutiny. We believe that we are complying with all applicable laws, and we have taken steps to avoid these events, but it is difficult or impossible to predict or control what effect these types of disruptions may have on our business, financial condition or our access to the capital markets.

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

     We derive substantially all of our broadcast revenues from the sale of advertising on our radio stations. For the years ended December 31, 2003, 2002 and 2001, 93%, 93% and 92% of our radio revenues, respectively, were generated from the sale of broadcast advertising. Because advertisers generally reduce their spending during economic downturns, we could be adversely affected by a future national recession. In addition, because a substantial portion of our broadcast revenues is derived from local advertisers, our ability to generate advertising revenues in specific markets could be adversely affected by local or regional economic downturns.

     A concentration of stations in any particular market intensifies our exposure to economic declines. We are particularly dependent on advertising revenue from the San Francisco and Dallas markets, which each generated 26% of our total radio revenue for the year ended December 31, 2003. Advertising revenue from the San Francisco and Dallas markets, generated 27% and 25%, respectively of our total radio revenue for the year ended December 31, 2002. In 2001, a dramatic decrease in advertising by Internet businesses decreased our San Francisco stations’ revenues. The decreased revenues resulted in lower operating income. The San Francisco economy has experienced a modest recovery, however its recovery has trailed other markets.

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

     In 2001, the FCC began rulemaking proceedings on two of its broadcast ownership rules — the Broadcast-Newspaper Cross-Ownership Rule and the Local Radio Ownership Rule. In September of 2002, the FCC issued a Notice of Proposed Rulemaking, or NPRM, in which it sought comment on its four other broadcast ownership rules: the Television-Radio Cross-Ownership Rule; the Dual Television Network Rule; the Local Television Multiple Ownership Rule; and the National Television Ownership Rule. The September NPRM consolidated the three proceedings into a single biennial review for all broadcast ownership rules; such biennial reviews are required in accordance with the 1996 Telecom Act. In June, 2003, the FCC adopted a set of revised local and national ownership rules that further relaxed its broadcast ownership restrictions to permit some additional ownership consolidation. In August 2003, a number of parties appealed the FCC’s revised rules, and the Third Circuit in Philadelphia was selected to hear all of the appeals. The Third Circuit, in September 2003, granted a stay of the new rules shortly before they were to go into effect, and the pre-June ownership rules remain in effect, with the exception of the National TV Ownership Rule which was modified in January 2004 by Congress, thereby mooting all reconsideration and appeals of that issue. A decision by the Third Circuit on the remaining ownership rules is not expected for several months. Relaxation of the ownership rules may allow us, and competitors, to increase the number of stations owned in a particular market, and may permit us, and competitors, to own other media in a particular market. We cannot predict the impact of the outcome of these proceedings on our business.

Risks Relating To The Cable Television Industry

Competition from other communication service providers could reduce our revenues and cash flow.

     Cable television systems operate in a very competitive business environment, and we may compete against competitors with fewer regulatory burdens, greater financial and personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, regional bell operating companies and others may result in providers capable of offering cable television and other telecommunications services in direct competition with us. Providing telephony services to our subscribers will put us in competition with established companies.

     Our cable television systems face competition from alternative methods of receiving and distributing television signals, including:

•	direct broadcast satellite, which is a satellite service of one or more program channels that can be received on a subscriber’s premises directly using an antenna;

•	multichannel multipoint distribution systems, which use low power microwave frequencies with increased channel capacity to transmit video programming over the air to customers;

•	satellite master antenna television systems, which use one central antenna to receive and deliver programming to a concentrated group of viewers, such as in apartments, hotels or hospitals; and

•	broadcast digital television, which can deliver high definition television pictures, digital-quality programs and CD-quality audio programming;

•	data transmission and Internet service providers;

•	regional bell operating companies, other telephone companies, public utility companies and other entities that are in the process of entering the cable television business; and

•	other sources of news, information and entertainment such as newspapers, movie theaters, live sporting events and home video products, including videotape cassette recorders and digital videodisc players.

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

     Federal, state and local regulation can increase the costs of operating our cable systems and limit the rates we can charge. The Cable Television Consumer Protection and Competition Act of 1992, the Telecommunications Act of 1996 and the FCC’s rules implementing these acts have increased the administrative and operational expenses of cable television systems. The FCC and local or state franchise authorities have also gained additional regulatory oversight powers under these acts. The FCC is currently considering whether franchise authorities should be allowed to collect a franchise fee on revenues derived from cable modem service. The FCC and Congress continue to be concerned that rates for programming services are rising at a rate exceeding inflation. It is therefore possible that Congress may enact legislation in the future to reimpose additional rate controls on cable systems.

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

     Our cable programming costs are increasing. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 33% of our total cable operating costs for both the years ended December 31, 2003 and 2002. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. Moreover, television stations have become increasingly aggressive in demanding cash or other consideration in return for granting retransmission consent for our ability to carry such stations. This escalation may continue, and we may not be able to pass programming cost increases on to our subscribers. In addition, as we add programming to our limited and “expanded basic” tiers, we may face additional market constraints on our ability to pass these costs on to our subscribers. Our financial condition, results of operations and cash flows could be negatively affected by further increases in programming costs.

Providing telephony services makes us subject to new regulation and may reduce cash flows.

     Telephony providers are subject to federal and state regulation. We began providing telephony services to approximately 8,900 subscribers in the Carmel, New York cable service area on March 9, 2004. Providing telephony services makes us subject to additional costs and taxes. Our financial condition, results of operations and cash flow could be negatively affected by providing telephony services.

PART I

Item 1. Business

     Overview of Susquehanna Media

          Susquehanna Media was incorporated in 1993 as a cable and radio broadcasting holding company subsidiary of Susquehanna Pfaltzgraff Co. Susquehanna Pfaltzgraff Co. was founded in 1941 by Louis J. Appell, Sr. to own and operate WSBA-AM, our flagship radio station in York, Pennsylvania. In 1954, The Pfaltzgraff Co., a leading manufacturer of ceramic dinnerware, was merged into Susquehanna Pfaltzgraff. The Pfaltzgraff Co. had been owned by the family of Mrs. Louis J. Appell, Sr. We entered the cable television business in 1965 when we were awarded a franchise to operate in York, Pennsylvania.

          We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately-owned radio broadcaster and the 11th largest radio broadcaster overall in the United States based on 2002 revenues. As of December 31, 2003, we owned and operated 19 FM and 8 AM stations. We also own 6 stations operated by third parties under local marketing agreements (“LMAs”). Owned and operated stations serve three of the nation’s ten largest radio markets (San Francisco, Dallas and Houston), as well as five other markets (Atlanta, Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania). We are also the 18th largest cable multiple system operator in the United States, based on subscribers, with eight cable systems serving approximately 205,600 subscribers as of December 31, 2003. As of December 31, 2003, our cable systems were 89% rebuilt to two-way plant in order to facilitate digital cable and broadband data services.

          In 1996, we formed Susquehanna Data Services (SDS) to provide Internet access and other related services. SDS launched dial-up access in October 1996 and one-way cable modem access in July 1997 under the trade name BlazeNet. The BlazeNet operation is being merged into our cable operations in 2004 and will be rebranded SusCom Business Solutions, focused on selling enhanced voice and data services to commercial establishments within our cable footprint.

          In 2000, SDS acquired Judd’s Online, a designer of web sites and online applications. This company has been renamed Susquehanna Technologies, (SusQtech). It is focused on providing content management, eCommerce and eProcurement solutions to clients in the Mid-Atlantic region.

          On March 9, 2004, we purchased assets serving approximately 29,000 cable, high-speed data and telephony subscribers in the Carmel, New York area from RCN Telecommunications Inc. (“RCN”) for approximately $120 million cash. This acquisition marks our entry into providing telephony services to cable subscribers. Concurrent with this purchase, we replaced our senior secured credit facilities with new senior secured credit facilities

     Radio Broadcasting

          Our radio broadcasting business focuses on acquiring, operating and developing radio stations in the 40 largest markets in the United States. We have over 60 years of experience operating radio properties and currently own stations serving four of the nation’s largest radio markets: San Francisco, Dallas, Houston and Atlanta; two markets ranked between 25 and 40, Cincinnati and Kansas City; Indianapolis; and York, Pennsylvania. Our radio stations offer a broad range of programming formats, such as country, top 40, adult contemporary, oldies, rock, and sports and talk radio, each targeted to a specific demographic audience within a market. We believe that our large market radio presence and variety of programming formats make us attractive to a diverse base of local and national advertisers and enables us to capitalize on our ratings to generate higher market revenue share.

          Our business strategy for radio includes the following key elements intended to establish leadership positions in the markets we serve and to enhance our operating and financial performance:

•	Focus on large markets. For the year ended December 31, 2003, we generated approximately 72% of our radio revenues from our four largest markets and more than 87% from Arbitron top 40 markets. We intend to continue focusing on large markets.

•	Employ targeted programming and market research. We seek to maximize station operating performance through extensive market research, innovative programming, and distinctive marketing campaigns.

•	Decentralize management. We decentralize much of our operations to regional and local levels. Each of our regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics, and competitive opportunities of their particular market.

•	Selectively pursue strategic acquisitions. In addition to seeking continued internal growth, we intend to pursue acquisition opportunities that allow us to continue to compete more effectively for advertising revenues and to increase our growth rate of revenues and cash flow.

     The Radio Broadcasting Industry

The radio broadcasting industry is characterized by the following key factors:

          Significant growth. The sale of advertising time to local and national spot advertisers and to national network advertisers is the primary source of revenues for radio stations. Local and national spot advertising is generally used to target the market where a station is located or to cover regions larger than the markets where a station is located. National network advertising is included in national syndicated programming aired on radio stations. The growth in total radio advertising revenue tends to be fairly stable, growing over the last 25 years at an approximately 8.0% compound annual rate, compared to a gross domestic product growth rate of approximately 6.5%.

          Broad market coverage. According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers 2003-2004, each week radio reaches approximately 94% of all Americans over 12 years of age. More than one-half of all radio listening occurs outside the home, and 82% of adults are reached by car radio each week. The average listener spends approximately three hours per day listening to radio. The highest portion of radio listening occurs during the morning, particularly between the time a listener wakes up and the time he reaches work. This “morning drive time” period reaches more than 83% of people over 12 years of age, and as a result, radio advertising sold during this period commands premium advertising rates.

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

     Radio Properties

          Our radio subsidiary, Susquehanna Radio Corp., operates radio stations in San Francisco, Dallas and Houston, all of which are top ten markets, as well as radio stations in Atlanta, Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania. The following table sets forth certain information regarding our radio stations and their respective markets as of December 31, 2003. The table excludes WABZ-FM in Albemarle, North Carolina and KIKT-FM and KGVL-AM in Greenville, Texas, WAVG-AM in Jeffersonville, Indiana, KQKC-FM and WZZB-AM in Seymour, Indiana, and KYNG-AM in Dallas/Ft. Worth, Texas, which are owned by us, but operated by third parties under time brokerage agreements. Market rank by revenue is based upon market revenue size of the primary radio market served by the station among all radio markets in the United States, as reported in 2003 BIA Financial Network’s Media Access Pro. Station rank and audience share are based upon a station’s share of its primary demographic target for the period Monday through Sunday, 6 a.m. to 12 midnight by market, as reported by Arbitron in Fall 2003. Combined market revenue share represents our share of the total radio advertising revenue from the market, as reported in BIA Financial Network’s Media Access Pro and by Miller, Kaplan, Arase & Co. Combined market revenue rank represents our rank in the market as measured by the amount of its radio advertising revenue from the market, as reported in BIA Financial Network’s Media Access Pro and by Miller, Kaplan, Arase & Co.

						Station
					Station	Audience
	Market				Rank	Share In	Combined	Combined
	Rank	Station		Primary	In Primary	Primary	Market	Market
	By	Programming	Year	Demographic	Demographic	Demographic	Revenue	Revenue
Market And Stations	Revenue	Format	Acquired	Target	Target	Target	Share	Rank
San Francisco, CA	4						16.6%	3
KFOG/KFFG-FM (1)		Adult Album	1983/1995	A 25-54	2	4.4%
		Alternative
KNBR /KTCT-AM (1)		Sports/Talk	1989/1997	M 25-54	1	6.6%
KSAN-FM		Classic Rock	1997	M 25-44	3	4.3%
Dallas/Ft. Worth, TX	5						17.3%	3
KTCK/KTBK-AM/ KTDK-FM (1)		Sports/Talk	1996	M 25-54	1	7.4%
KPLX-FM		Country	1974	A 25-54	2	6.1%
KLIF-AM		Talk	1980/1998	A 35-64	11t	3.2%
KDBN-FM		Classic Rock	1996/1998	M 25-54	12	3.0%
Atlanta, GA	6						5.5%	7
WNNX-FM		New Rock	1974	M 18-34	2	7.9%
WWWQ-FM		Contemporary	1997	W 18-34	3	7.2%
		Hit Radio
Houston, TX	8						6.0%	6

						Station
					Station	Audience
	Market				Rank	Share In	Combined	Combined
	Rank	Station		Primary	In Primary	Primary	Market	Market
	By	Programming	Year	Demographic	Demographic	Demographic	Revenue	Revenue
Market And Stations	Revenue	Format	Acquired	Target	Target	Target	Share	Rank
KRBE-FM		Contemporary	1986	W 18-34	1	10.2%
		Hit Radio
Cincinnati, OH	21						16.0%	3
WRRM-FM		Adult	1972	W 25-54	1	10.0%
		Contemporary
WMOJ-FM		Rhythmic	1997	W 25-54	2	7.7%
		Oldies
WYGY-FM		Country	2002	W 35-54	5	4.8%
Indianapolis, IN	31						22.2%	2
WFMS-FM		Country	1972	A 25-54	2	11.5%
WGLD-FM		Oldies	1993	A 35-54	3	7.8%
WGRL-FM		80's Hits	1997	A 25-54	15t	1.8%
Kansas City, KS	30						17.7%	3
KCMO-FM		Oldies	2000	A 35-54	4	5.7%
KCFX-FM		Classic Rock	2000	A 25-54	1	8.2%
KCMO-AM		Talk	2000	A 35-64	12	3.8%
KFME-FM (2)		80's Hits	2001	A 25-44	8	4.6%
York, PA	118						62.0%	1
WARM-FM		Adult	1962	W 25-54	3	8.9%
		Contemporary
WSBA-AM		Talk	1942	A 35-64	10t	2.5%
WSOX-FM		Oldies	2003	A 35-64	2	8.6%

(1)	These stations are simulcast and have been combined for market rank and audience share.

(2)	KFME-FM signed on June 18, 2001. Our Kansas City sales staff is selling the station’s commercial airtime under a joint sales agreement with Jesscom, Inc., which is programming and operating the station. The station is licensed to 105.1 FM LLC, of which the Company owns 40%. In January, 2004 the Company agreed to purchase the remaining 60% interest in KFME-FM.

     Market Overviews

We own and operate radio stations in the following markets:

          San Francisco. We have operated in the San Francisco market since 1983, and currently own three FM and two AM stations in the area. We own KNBR-AM, one of the original 50,000 watt, clear channel AM licenses, which provides clear reception throughout northern California and as far inland as eastern Nevada. The station is currently programmed with a sports talk format and has the broadcast rights to the San Francisco Giants and the Golden State Warriors. Two of our stations, KNBR/KTCT-AM and KFOG/KFFG-FM, are each ranked among the top 5 stations in their respective target demographics.

          Dallas/Ft. Worth. We have been operating in the Dallas/Ft. Worth market since 1974,

and currently own four FM and five AM stations in the area. Three of our stations, KTCK-AM, KTBK-AM, and KTDK-FM, which are programmed with a sports talk format and are simulcast, are each ranked 1st in the market among males 25 to 54. KPLX, which is programmed with a “Texas” country format, is rated 2nd in the market among persons 25 to 54. KIKT-FM and KGVL-AM in Greenville, Texas, are owned by us, but operated by third parties under a time brokerage agreement.

          Houston. We entered the Houston market in 1986 when we acquired KRBE-FM, which serves the Houston market with a Top 40 radio format. KRBE-FM has been a dominant radio station in Houston since the 1970s and is ranked 1st among women 18 to 34. This station attracts over 700,000 listeners each week.

          Atlanta. Atlanta represents one of the most desirable radio broadcast markets in the country, with only 20 FM and 30 total radio stations serving the market. We currently own two FM stations in the market. We entered the Atlanta market in 1974 with the acquisition of WNNX-FM, which is programmed with new rock and ranked 2nd among men 18 to 34. In November 2000, the FCC granted our petition to move WHMA-FM, a country station in Anniston, Alabama, to the Atlanta market. Station call letters were changed to WWWQ-FM when it debuted in the Atlanta market on January 22, 2001 with a Top 40 format. WWWQ-FM is currently ranked 3rd among women 18 to 34.

          Cincinnati. We have operated in Cincinnati since 1972, and currently own three FM stations in the market. WRRM-FM, which is programmed with adult contemporary, is the sole adult contemporary station in the market and is ranked 1st among women 25 to 54. WMOJ-FM, which is programmed as a rhythmic oldies station, is a strong contender, placing 2nd among women 25 to 54. WYGY-FM is a country station, which we purchased in the fall of 2002.

          Indianapolis. We have operated in Indianapolis since 1972, and currently own three FM stations in the market. WFMS-FM, which is programmed with contemporary country, is the second ranked station among adults 25 to 54 and has ranked either 1st or 2nd in the market since 1992. Oldies WGLD, with its 50-kilowatt transmitting power, effectively targets adults 35-54, ranking 3rd in the market. Since switching its format from Young Country to Eighties’ Hits on December 26, 2001, WGRL-FM has seen improvement in audience ratings and renewed interest from the advertising community.

          Kansas City. In July 2000, we acquired three radio stations serving the Kansas City market. Oldies KCMO-FM is ranked 4th in its target adult 35-54 demographic. KCFX-FM ranks 1st among adults 25 to 54 and is the flagship station for the Kansas City Chiefs. KCMO-AM is one of the oldest continuously operated radio stations in the United States, on the air since 1936. In 2001, the Company agreed to sell KFME-FM’s commercial airtime under a joint sales agreement with Jesscom, Inc., who is programming and operating the station. The Company holds a 40% interest in joint venture with Jesscom, Inc. to operate KFME-FM. In January 2004, the Company agreed to purchase the remaining 60% interest in KFME-FM, subject to FCC approval, for $15.0 million cash. A second quarter 2004 closing is expected.

          York. We have operated in York since 1942, and currently own three stations in the market. WARM-FM, which is programmed with an adult contemporary format, ranking 3rd among listeners 12+. WSBA-AM, which is programmed talk and news, is the AM ratings leader in York. The Company purchased Oldies WSOX-FM on August 1, 2003, which is ranked 2nd among adults 35 to 64.

     Advertising

          Most of our radio revenues are generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2003, approximately 79% of our radio revenues were generated from the sale of local and regional advertising, compared to 80% in 2002 and 81% in 2001. We generate additional radio revenues by marketing our proprietary database of listeners, selling print advertising and sponsoring local events. These important and growing sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time.

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

     Cable Television

          We entered the cable television industry in 1965, when we were awarded the franchise to operate in York, Pennsylvania. Our cable areas serve approximately 205,600 video subscribers as of December 31, 2003 through 11 signal receiving and transmitting facilities (headends) in Pennsylvania, Mississippi, Maine, Illinois and Indiana. On March 9, 2004, we purchased assets serving approximately 29,000 subscribers in the Carmel, New York area from RCN Telecommunications Inc. We own, develop and operate geographically clustered cable television areas in small and medium-sized communities. We believe that these areas are less susceptible to competition and subscriber turnover than urban areas and result in more predictable revenue and cash flow.

          Our business strategy for cable television includes the following key elements intended to enhance our operating and financial performance:

•	Build strategic clusters. To maximize operating efficiencies, we have pursued the development and acquisition of cable television areas in communities that are within close proximity to our existing areas.

•	Focus on customer satisfaction. To maximize customer satisfaction, we strive to provide reliable, high-quality service offerings, superior customer service and attractive programming choices at reasonable rates. In 2004, we intend to build a 24/7 consolidated customer service center in York, Pennsylvania to provide a higher level of customer service.

•	Continue upgrade of technical facilities. We seek to provide reliable, high-quality cable television services to our customers. To achieve this goal, we are continually expanding and upgrading our cable areas to increase channel capacity, enhance signal quality, improve technical reliability and reduce the number of headends in existing areas. The Company’s areas, not including Carmel, New York, are currently 89% rebuilt and management expects to complete the entire buildout by 2005.

•	Develop new sources of revenues. The investment we have made in our cable service areas has enabled us to generate additional revenue by providing expanded tiers of basic programming, digital cable services, premium services, and additional pay-per-view services. In addition, we are expanding new services, such as Internet access, high-speed data and are evaluating video-on-demand, telephony, digital video recording (DVR) technology and other interactive services.

     The Cable Television Industry

          Total customers of a cable service area include customers who subscribe to either the basic video service or Internet Access using a cable modem. A cable customer generally pays an initial installation charge and fixed monthly fees for cable television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Additionally, cable television operators frequently offer their customers home shopping services, from which the systems receive a share of revenue from sales of products in the systems’ service areas. Cable television operators are also generating increasing revenues from the sale of enhanced data services. Cable television revenues tend to be stable, growing over the last 15 years at a 9.4% compound annual rate, compared to a gross domestic product growth rate of 5.2%. Cable television did not experience a single down year in revenue during this period of time. Cable television operators offer customers various levels (or “tiers”) of cable television services consisting of:

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

          For an extra monthly charge, our cable television operation also offers premium television services. These services (such as Home Box Office, Cinemax and Showtime) are satellite delivered channels offering feature films, live sporting events, concerts and other special entertainment features presented without commercial interruption.

          Digital cable, offers enhanced television viewing with interactive guides, compact disc quality music channels, theater sound quality, and multiple services of premium and pay-per-view channels. These additional product offerings are made possible by use of bandwidth-saving digital compression.

          On an a la carte basis or for an additional monthly charge, our basic subscribers can also get Internet access via a cable modem, which offers broadband access to the Internet at speeds exceeding standard dial-up access. Services offered include residential and commercial Internet access, e-mail and commercial point-to-point circuits. Cable modem revenues from Cable subscribers are included in the Cable segment. In 2004, telephony subscribers will also be included in the Cable segment.

          A cable television service area receives television, radio and data signals that are transmitted to the area’s headend by means of off-air antennae, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial cable, and in some instances fiber optic cable, to customers who pay a fee for this service. Cable television areas may also originate their own television programming and other information services for distribution locally. Cable television operations generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years, generally for extended periods of up to 20 years.

     Cable Properties

          The following table sets forth certain selected technical, operating and financial data for each of our cable service areas as of and for the year ended December 31, 2003. Density represents homes passed divided by miles of plant. Plant bandwidth represents percentage of plant mileage served by the indicated plant bandwidth. Increased bandwidth offers greater capacity for signals and resultant additional revenues. Homes passed represents the maximum number of homes that could become subscribers. Total customers represents the total of video and cable modem only customers. Total customer penetration represents total customers as a percentage of homes passed. Basic penetration represents basic subscribers as a percentage of homes passed. Digital customers represents the number of active customers which have subscribed to digital services. Digital penetration represents digital customers as a percentage of basic subscribers. Premium units represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. Premium penetration represents premium units as a percentage of basic subscribers. Cable modem penetration represents cable modem subscribers as a percentage of homes passed. Average monthly revenue per basic subscriber represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

	YORK	WILLIAMSPORT	RANKIN	BRUNSWICK	MIDWEST TOTAL
TECHNICAL DATA:
Miles of Plant	1,836	1,030	954	849	942	5,611
Density	70	53	49	36	55	55
Head-ends	1	1	3	1	5	11
Plant Bandwidth:
330-450MHz	0.0%	0.0%	63.0%	0.0%	0.0%	11.0%
550 MHz	0.0%	0.0%	20.0%	30.0%	49.0%	16.0%
750 or >MHz	100.0%	100.0%	17.0%	70.0%	51.0%	73.0%
OPERATING DATA:
Homes passed	128,213	54,092	46,304	30,914	51,573	311,096
Total customers	90,553	40,230	25,024	21,230	30,289	207,326
Total customer penetration	70.6%	74.4%	54.0%	68.7%	58.7%	66.6%
Basic Subscribers	90,194	39,717	25,024	20,792	29,875	205,602
Basic penetration	70.3%	73.4%	54.0%	67.3%	57.9%	66.1%
Digital customers	20,746	7,229	6,984	4,416	4,644	44,019
Digital penetration	23.0%	18.2%	27.9%	21.2%	15.5%	21.4%
Cable modem customers	19,466	7,184	NA	8,732	4,188	39,570
Cable modem penetration	15.2%	13.3%	NA	28.2%	8.1%	14.9%
FINANCIAL DATA:
Revenue (in thousands)	$62,399	$27,124	$15,125	$15,431	$17,149	$137,228
Average monthly revenue per basic subscriber	$57.40	$56.06	$51.95	$62.07	$47.55	$55.53

          York. The York, Pennsylvania cable area is Susquehanna’s largest, serving subscribers in 51 municipalities and accounting for 44% of total customers and 45% of 2003 Cable revenues. The entire cable plant has a capacity of 750 MHz and is two-way capable, which allows cable modem service and other interactive services. Cable modem service has been provided to customers since 1997, with approximately 15% penetration to homes passed as of December 31, 2003. Digital services were launched in October 1999, with penetration equaling 23% of basic customers as of December 31, 2003. A consolidated customer care center is under development and will be located in York. The center will offer 24/7 customer care and technical support to subscribers in all areas by the end of 2004.

          Williamsport. The Williamsport area accounts for 19% of total customers and 20% of its 2003 Cable revenues. The service area has been completely rebuilt to 750 MHz and is two-way capable. Cable modem services are presently offered to residential and commercial customers with penetration of 13% of homes passed as of December 31, 2003. Digital services were launched in June 2000 with penetration of 18% of basic customers as of December 31, 2003.

          Rankin. The Rankin County, Mississippi cable service area encompasses three small towns, many upscale suburban developments and the southeastern shore of an attractive reservoir recreation area just east of the state capital of Jackson. The area continues to experience housing growth. The Rankin area accounts for 12% of Susquehanna’s total customers and 11% of its 2003 Cable revenues. A rebuild of the cable plant to 860 MHz is underway and is expected to be complete in 2005. Approximately 37% of the Rankin area currently has a bandwidth of 550 MHz or greater. Rankin launched digital technology in February 2000, and digital penetration is approximately 28% of basic customers as of December 31, 2003. During the first quarter of 2004, Rankin began testing cable modem services.

          Brunswick. The Brunswick cable service area serves 11 communities in Maine, including Brunswick, Freeport, Bath, Harpswell and Woolwich. Brunswick accounts for 10% of total customers and 11% of 2003 Cable revenues. This area is entirely two-way capable and has been providing cable modem service since 1996 to commercial customers and since 1998 to residential customers. Cable modem penetration is approximately 28% of homes passed as of December 31, 2003. Digital services were launched in August 2000, and total 21% penetration to basic customers as of December 31, 2003.

          Midwest. The Midwest cable service area serves Shelbyville and Lawrenceburg, Indiana and Olney and DuQuoin, Illinois. The area accounts for 15% of total customers and approximately 13% of 2003 Cable revenues. The area currently has bandwidth ranging from 550 MHz to 750 MHz. Rebuilds have been completed and all plant is two-way, capable of offering cable modem services. Cable modem penetration to homes passes is approximately 8% as of December 31, 2003. Digital services were launched in 2000, with penetration of nearly 16% of basic customers as of December 31, 2003.

          Carmel, New York. On March 9, 2004 we purchased assets serving approximately 29,000 basic cable subscribers in the Carmel, New York area from RCN for $120.0 million cash. The cable plant was entirely rebuilt or upgraded to 750 MHz two-way capability before acquisition and offers digital video, high-speed Internet access and residential telephony. At acquisition, there were approximately 8,900 telephony subscribers.

     Programming

          We have various contracts to obtain basic, satellite and premium programming for its cable systems from the National Cable Television Cooperative, Comcast Corporation and in some cases directly from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and some offer marketing support.

          Programming costs are expected to increase in the ordinary course of business as a result of any increases in the number of basic subscribers, any increased costs to purchase cable programming, any expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. See Part III, Item 13 of this annual report for additional details regarding our relationship with Comcast.

     Marketing, Customer Service And Community Relations

          Our product marketing strategy is designed to grow total revenues and revenues per customer by:

•	Aggressively promoting products and services to current customers and potential customers;

•	Diligently developing new product lines and enhancing existing products; and

•	Consistently supporting all of our products with exceptional customer care and convenience.

          We believe this forward-thinking, customer-centric approach will continue to drive the growth of our traditional and advanced product lines and to retain customers’ business. Cable has established an industry leadership position in several areas by following this strategy, including digital interactive television (ITV), HDTV, and premium broadband content tiers over cable modems, among others.

          We understand that our key long-term competitive advantage is not only the ability to deliver compelling technology products, but also the ability to deliver exceptional customer care and support of those products. Our personalized in-home service distinguishes us from our competitors. Cable has established an innovative performance-based compensation environment for field and office employees and invests in training and development programs designed to empower our employees and to maximize their potential. Recently, we have begun building a state-of-the-art Unified Customer Care Center in York, Pennsylvania, that will utilize the most advanced customer care provisioning technologies. By combining these technologies with our dedication to personalized service, we believe we can strengthen our care relationship with our customers, leading to increased retention and new revenues.

          Recognizing that we have an important role in the communities we serve, we are committed to creating and maintaining positive local relationships with franchise and community leaders. Local management communicates regularly with municipal officials to keep them informed of our activities and industry trends and to gain valuable feedback on the needs of the local market. We also maintain a high level of visibility locally through active involvement with various community and non-profit organizations.

     Technology

     As part of our commitment to customer service, we seek to provide reliable, high-quality cable television service. As such, our primary objective with respect to Susquehanna Cable’s capital expenditures is to maintain, expand and upgrade its cable plant to improve and expand its cable television services. Through a capital investment program, we have expanded channel capacity, enhancing signal quality, improving technical reliability and providing a platform to deliver high-speed data services, including Internet access and telephony. We believe that such technical improvements and upgrades create additional revenue opportunities, enhance operating efficiencies, improve franchising relations and increase customer satisfaction. We expect capital spending in 2004 for rebuild activities to total approximately $12.9 million, which we expect to be funded by operations and existing credit facilities.

     The following table summarizes, as of December 31, 2003, our existing bandwidth profile and our bandwidth profile upon completion of work-in-progress projects (which are generally expected to be completed by the end of 2005).

	330 TO 450 MHz	550 MHz	750 to 860 MHz
	(Approximately 60	(Approximately 82	(Approximately 82
	Analog Channels)	Analog Channels)	Analog Channels) (1)
EXISTING BANDWIDTH PROFILE Miles of plant	607	902	4,102
% miles of plant	11%	16%	73%
BANDWIDTH PROFILE UPON COMPLETION OF WORK IN PROGRESS Miles of plant	29	904	4,506
% miles of plant	1%	17%	82%

(1)	Plus 200 MHz of additional bandwidth for digital programming and other enhanced services.

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

          Digital compression is a technology that enables cable operators to increase channel capacity of cable television systems by permitting a significantly increased number of digitalized video signals to fit within a cable television system’s existing bandwidth. At December 31, 2003, digitally compressed services were available to 99% of our customer base.

          The provision of high-speed cable modems to residential and business customers has become a significant source of additional revenue to the cable industry. Cable modem revenues represented approximately 11% and 8% of 2003 and 2002 Cable revenues, respectively. Cable modems provide Internet access at higher speeds and lower costs than the technologies offered by other communication providers. For example, a 10 megabit-capable cable modem provides Internet access at download speeds approximately 10 times faster than typical 56.0-kilobit dial-up telephone modem connections. Cable modem service is available in every area except Rankin County, where it is currently being tested.

          Our purchase of Cable assets serving Carmel, New York on March 9, 2004 marked Cable’s entry into providing telephony services. Approximately 8,900 of the 29,000 subscribers in that area have telephony services. RCN has agreed to provide transition telephony and other services for up to one year for approximately $0.5 million per month. We expect to use these transition services for approximately six months.

     Internet and Other Services

          For the years ended December 31, 2003, 2002 and 2001, our Internet and Other segment accounted for 4% or less of our total revenues.

          Susquehanna Data Services. Susquehanna Data Services, Inc., a subsidiary, was formed in 1996 to provide Internet and data networking services to residential and business customers. Marketing its products and services under the trade name “BlazeNet,” Susquehanna Data Services offers Internet access over both telephone and cable modems, hosting and maintenance, local and wide area network design, construction and operation, and telecommunications products from Susquehanna Adelphia Telecommunications and other local telephone companies. As a website host, we provide a central computer that is connected to the Internet 24 hours a day. We store all of our customers’ website files on our computer so that each website and all of its content are available to users worldwide at all times. Our local and wide area network services enable us to provide network services in both a limited area, such as a building or campus, or a larger area extending beyond a single building or campus. As of December 31, 2003, BlazeNet provided access service to approximately 8,500 business and consumer accounts. Certain high-speed data customers formerly served by Blazenet are now served by Cable.

          Susquehanna Technologies. The web design company that we acquired in October 2000 has been remarketed as Susquehanna Technologies. Susquehanna Technologies’ focus is on custom designed web integration solutions and services to the media and entertainment, retail and associations and government sectors. Due to the collapse of the Internet sector in 2001, and continued softness through 2003, revenues for Susquehanna Technologies have been depressed. A $5.0 million goodwill impairment loss related to this reporting unit was recognized for the year ended December 31, 2002.

          Adelphia Partnership. In 1997, Susquehanna Media, through its wholly-owned subsidiary Susquehanna Fiber Systems, Inc., entered into a 50/50 partnership with Hyperion Telecommunications of Pennsylvania, Inc., now Adelphia Business Solutions, Inc., a subsidiary of Adelphia Communications Corp., to enter the competitive local exchange carrier business in the York, Pennsylvania market. The partnership provides long distance access circuits to businesses bypassing the local telephone company, point-to-point data circuits and switched business access services. Susquehanna’s York cable operation constructed and maintains a 248 mile fiber optic SONET ring network leased by the partnership under a long-term contract. As of December 31, 2003, the partnership provided service to 94 buildings in the York area and had over 11,400 access and long distance lines installed. During 2002, our partner’s parent company declared bankruptcy under Chapter 11. The partnership is not currently included in this bankruptcy proceeding. In December 2003, we signed an agreement to dissolve the partnership, wherein we will receive certain assets and the majority of the partnership’s customers. Our partner will receive the remaining assets and customers. The former partners will separately continue to offer services in the York, Pennsylvania market. Closing is expected in second quarter 2004.

     Franchises

          Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating permits that are granted by local governmental authorities. All franchises that expired in 2003 were renewed. These franchises contain many conditions, such as:

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

          As of December 31, 2003, we held a total of 151 franchises. Franchise agreements with many of these franchises require the payment of fees to the issuing authorities ranging from 1% to 5% of gross revenues (with the majority in the 3% to 5% range) from the related cable system. The Cable Communications Policy Act of 1984 (1984 Cable Act) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

          Our cable franchises expire at various times through 2022. All franchises that expired in 2003 were renewed. The following table sets forth certain information relating to our franchises:

Year of Franchise	Number of	Percentage of Total	Percentage of Total
Expiration	Franchises	Franchises	Basic Subscribers
2004	8	5%	15%

Year of Franchise	Number of	Percentage of Total	Percentage of Total
Expiration	Franchises	Franchises	Basic Subscribers
2005	5	3%	2%
2006	19	13%	15%
2007 and after	119	79%	68%

Total	151	100%	100%

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

Competition

          Cable television systems face competition from alternative methods of distributing video programming, high-speed Internet access and from other sources of news, information and entertainment. These sources include direct broadcast satellite, local exchange carriers, off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive online computer services, webcasts and home video products, including DVDs and videotape cassette tapes. The extent to which a cable television system is competitive depends, in part, upon that system’s ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those available off-air or through alternative delivery sources and upon superior technical performance and customer service.

          Competing Franchises. Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. Franchising authorities may not unreasonably deny requests for competing franchises and may operate cable television systems themselves. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached) or neighboring cable operators may become competitors for franchises or providers of competing services. One service area has a small overbuild by a neighboring cable operator consisting of approximately 3,000 homes passed (1% of total homes passed). Cable acquired one of the two prior overbuild operators in 1999. In the last three years, the overbuild area has not expanded. Competing cable television operators may construct future overbuilds in other franchise areas.

          Direct Broadcast Satellites. The fastest growing method of satellite distribution is by direct broadcast satellites utilizing video compression technology, which provides more than 200 channels of digital programming over a single high-powered satellite. Direct broadcast satellite (DBS) service can be received virtually anywhere in the United States through small rooftop or side-mounted antennae/dishes and is not subject to certain local restrictions which were imposed on the largest satellite dishes used by earlier generations of broadcast satellite. Two service providers are presently heavily marketing DBS service on a nationwide basis. A recently launched service, VOOM, has begun offering primarily HDTV services on a national basis. DBS systems offer all of their programming with digital quality, but may have higher up-front costs or require long-term agreements and may lack local programming and service. Both DBS providers offer carriage of local signals in many television markets across the country. DBS providers are offering some local signals in all of our cable systems except for the Brunswick, Maine,

Olney, Illinois and part of the DuQuoin, Illinois system. During 2003, DBS providers launched local signals in the Williamsport, Pennsylvania and Rankin County, Mississippi markets. In Williamsport, total customer penetration to homes passed declined from 76.1% as of December 31, 2002 to 74.4% as of December 31, 2003. In Rankin County, total customer penetration to homes passed declined from 60.5% as of December 31, 2002 to 55.0% as of December 31, 2003, excluding the Canton, Mississippi area acquired during 2003. We believe that the loss of penetration in Rankin County was exacerbated due to the cable plant not being rebuilt or upgraded not permitting us to provide high-speed Internet access in the market as a competitive response to DBS service. DBS providers have agreed with certain telephone companies to offer bundled services including video, voice and high-speed Internet access. It is undetermined yet what, if any, impact the recent News Corp take-over of Direct TV will have on DBS competition.

          Satellite Master Antenna Television Systems. Cable television operators also face competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes, private residential developments, and other multiple dwelling unit facilities. Like cable television systems, satellite master antenna television systems offer both improved reception of local television stations and many of the same satellite-delivered program services. Satellite master antenna television operators often enter into exclusive agreements with building owners or homeowners associations, although some states have enacted laws that authorize franchised cable television operators access to such private complexes. Packages of data and video services are also being offered to private residential and commercial developments. As long as they do not use public rights-of-way, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with many of the local, state and federal regulations that are imposed on cable television systems. The Company aggressively competes for customers in residential and commercial developments served by satellite master antenna television operators is uncertain.

          Local Exchange Carriers. The Telecommunications Act of 1996 (1996 Telecom Act) allows local exchange carriers and others to compete with cable television systems and other video services in their telephone service territory, subject to certain regulatory requirements. Local exchange carriers may use a variety of distribution methods, including both broadband wire facilities and wireless transmission facilities within and outside of their telephone service areas. Local exchange carriers and other telephone companies have an existing relationship with the households in their service areas, have substantial financial resources, and may have an existing infrastructure capable of delivering cable television service. Unlike cable television systems, local exchange carriers are not required, under certain circumstances, to obtain local franchises to deliver video services and are not subject to certain obligations imposed under such franchises. The large incumbent local exchange carriers have ceased nearly all direct video competition with cable operators across the nation, more importantly however; local exchange carriers also compete with cable providers for broadband Internet access customers through the marketing of digital subscriber lines or DSL.

          We believe that our relatively rural service areas are unlikely to support sustainable wireline competition in the provision of video and telecommunications broadband services given the lower population densities and higher capital costs per household of installing plant. However, the Rural Utilities Service’s (“RUS”) Rural Broadband Access Loan and Loan Guarantee Program has about $1.6 billion available in fiscal year 2004 for loans and loan guarantees to provide broadband access in eligible rural communities. It is uncertain whether this incentive program will prompt additional competition in our markets or the impact such potential competition may have on our cable operations.

          Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations. See “Cautionary Note Regarding Forward-Looking Statements.”

     Employees

We have approximately 1,567 employees as of December 31, 2003. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

     Radio Employee Stock Plan

          The Radio Employee Stock Plan (“Plan”), as established in 1987, offers certain key employees a right to purchase non-voting Susquehanna Radio Corp. shares at a contractual value. For each share purchased, a participant receives a vested option to purchase two additional shares at the same price for a ten year and one month period from the date of grant.

          On April 10, 2000, the Susquehanna Pfaltzgraff Co. Board of Directors changed the method of determining the Plan’s share value effective July 1, 2000. Over a period ending April 1, 2002, Plan share value transitioned from a formula value to a value based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). On July 1, 2000, share value was based one-third on Appraised Value and two-thirds on formula value. As of April 1, 2001, share value was based two-thirds on Appraised Value and one-third on formula value. As of April 1, 2002 and thereafter, Plan share value is based on Radio’s Appraised Value.

          The July 1, 2000 change in the method for valuing shares was a plan modification that subjected shares formerly accounted for under Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees” to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”. This change in accounting treatment required the value of outstanding shares to be classified as liability (Radio Employee Share Plan Liability). As of April 1, 2002, Plan share value became based solely on Appraised Value and the Radio Employee Share Plan Liability was recast as minority interests. Subsequent increases in Plan share value are being accounted for as an increase in minority interests in the consolidated statement of operations (See Note 7 to the consolidated financial statements).

     Cable Performance Share Plan

          On July 1, 2000, the first of a three-step change in the valuation of Susquehanna Cable’s performance share plan occurred. Performance shares were previously valued using a formula. On July 1, 2000, performance shares were revalued based 2/3 on the former formula and 1/3 on fair value as determined by an independent valuation of Susquehanna Pfaltzgraff Co. for ESOP purposes performed as of December 31, 1999. On April 1, 2001, performance shares were valued based 1/3 on the former formula and 2/3 on fair value as of December 31, 2000. As of April 1, 2002, performance shares values were wholly based on fair value as of December 31, 2001. As of April 1, 2003, the Cable and Internet and Other segments recognized an expense reduction of $0.3 million and $0.1 million, respectively. For 2001, the Cable and Internet and Other segments recognized charges against operating income of $2.7 million and $1.5 million, respectively. In 2002, the Cable and Internet and Other segments recognized charges against operating income of $2.6 million and $1.5 million, respectively.

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

		Frequency
	City of	(FM-MHZ)	FCC	HAAT	Power in	Expiration Date of
Market and Stations	License	(AM-KHZ)	Class	(Meters)	Kilowatts (Day)	License
San Francisco, CA
KNBR-AM	San Francisco	680 KHz	A	—	50 KW	December 1, 2005
KFOG-FM	San Francisco	104.5 MHz	B	459	7.1 KW	December 1, 2005
KFFG-FM	Los Altos	97.7 MHz	A	137	3.3 KW	December 1, 2005
KSAN-FM	San Mateo	107.7 MHz	B	354	8.9 KW	December 1, 2005
KTCT-AM	San Mateo	1050 KHz	B	—	50 KW	December 1, 2005
Dallas/Ft. Worth, TX
KLIF-AM	Dallas	570 KHz	B	—	5 KW	August 1, 2005
KYNG-AM (1)	Dennison/Sherman	950 KHz	B	—	.5 KW	August 1, 2005
KTCK-AM	Dallas	1310 KHz	B	—	9 KW	August 1, 2005
KPLX-FM	Ft. Worth	99.5 MHz	C	511	100 KW	August 1, 2005
KDBN-FM	Haltom City	93.3 MHz	C2	120	50 KW	August 1, 2005
KTDK-FM	Sanger	104.1 MHz	C3	150	11 KW	August 1, 2005
KTBK-AM	Sherman	1700 KHz	B	—	10 KW	August 1, 2005
KGVL-AM (2)	Greenville	1400 KHz	C	—	1 KW	August 1, 2005
KIKT-FM (2)	Greenville	93.5 MHz	A	100	1.8 KW	August 1, 2005
Houston, TX
KRBE-FM	Houston	104.1 MHz	C	585	100 KW	August 1, 2005
Atlanta, GA
WNNX-FM	Atlanta	99.7 MHz	C0	340	100 KW	April 1, 2004
WWWQ-FM	College Park	100.5 MHz	C3	291	3 KW	Pending
Cincinnati, OH
WRRM-FM	Cincinnati	98.5 MHz	B	246	17.5 KW	October 1, 2004
WMOJ-FM	Fairfield	94.9 MHz	B	322	10.5 KW	October 1, 2004
WYGY-FM	Lebanon	96.5 MHz	B	245	19.5 KW	October 1, 2004
Indianapolis, IN
WFMS-FM	Indianapolis	95.5 MHz	B		13 KW	August 1, 2004
WGRL-FM	Fishers	93.9 MHz	A	302	3.3 KW	August 1, 2004
WGLD-FM	Noblesville	104.5 MHz	B	138	50 KW	August 1, 2004
WAVG-AM (2)	Jeffersonville	1450 MHz	C	150	1 KW	August 1, 2004
WZZB-AM (2)	Seymour	1390 MHz	D	—	1 KW	August 1, 2004
WQKC-FM (2)	Seymour	93.7 MHz	B	213	25 KW	August 1, 2004
Kansas City, MO
KCMO-FM	Kansas City	94.9 MHz	C0	341	100 KW	February 1, 2005
KCMO-AM	Kansas City	710 KHz	B	—	10 KW	February 1, 2005
KCFX-FM	Harrisonville, MO	101.1 MHz	C0	335	97 KW	February 1, 2005
KFME-FM	Garden City, MO	105.1 MHz	C1	299	100 KW	Pending
York/Lancaster, PA
WSBA-AM	York	910 KHz	B	—	5 KW	August 1, 2006
WARM-FM	York	103.3 MHz	B	398	6.4 KW	August 1, 2006
WSOX-FM	Red Lion	96.1 MHz	B	152	50 KW	August 1, 2006
Albemarle, NC
WABZ-FM (2)	Albemarle	100.9 MHz	A	61	3 KW	December 1, 2011

(1)	KKLF-AM changed its call letters to KYNG-AM effective March 19, 2003 and a third party operates it under a time brokerage agreement.

(2)	Operated by a third party under a time brokerage agreement.

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

          The foregoing summarizes the material radio broadcast industry regulations with which we must comply. However, it does not purport to describe all present and proposed regulations and legislation relating to the radio broadcasting industry, some of which may be subject to judicial and legislative review and change, and their impact on the radio broadcasting industry or us cannot be predicted at this time

     Regulation of Cable Television

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

     Federal Regulation

          The FCC is the principal federal regulatory agency with jurisdiction over cable television. It has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, horizontal and vertical ownership, carriage of television broadcast programming, cable rates, pole attachment rates, consumer protection and customer service, leased access, obscene and indecent programming, programmer access to cable television systems, availability of satellite-delivered programming services to cable system competitors, technical standards, consumer electronics equipment compatibility, ownership of home wiring, mandatory deletion of certain imported broadcast programming, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, political programming and advertising, advertising during children’s programming, closed captioning, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

     Rate Regulation

          Where a cable television system is not subject to effective competition, the rates for the basic service tier (the lowest level of cable programming service which must include local broadcast channels and public access channels) and related equipment may be regulated by the local franchising authority at its option. Rates for cable programming service tiers, which generally include programming other than the channels carried on the basic service tier, and for programming offered on a per-channel or per-program basis, are not subject to governmental regulations. If local franchising authorities choose to regulate basic service rates, they may order reductions and, in certain circumstances, refunds of existing monthly rates and charges for associated equipment. In carrying out their rate regulatory authority, however, local officials are subject to certain FCC standards such as the obligation to evaluate rates in accordance with FCC approved benchmark formulas or cost-of-service showings. Future rates of regulated cable systems may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator’s control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates also can be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase for “significant” system rebuilds or upgrades. We currently have four franchisee authorities that are certified to regulate for basic services, installation and equipment rates, three in Maine and one in Mississippi.

          Existing regulations require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier.

     Telephony Regulation

          With the March 9, 2004 purchase of Cable assets serving subscribers in the Carmel, New York area, Media became subject to regulation as a telephony provider. We are working with consultants and legal counsel to assure compliance with these regulations.

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

     Renewal of Franchises and Franchise Fees

          The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable television operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading cable-related facilities and equipment and complying with voluntary commitments, although the municipality must take in to account the cost of meeting such requirements. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations. Franchises have generally been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. Historically, we have not experienced any material problems renewing our franchises for our cable television systems. We are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

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

          Franchising authorities may generally impose franchise fees of up to 5% of a cable television system’s annual gross cable service revenues, excluding revenues derived from services other than cable service. However, they may be able to exact some compensation for cable systems’ use of public rights-of-way to provide telecommunications service. In the past several years, substantial public controversy has arisen with regard to the ability of local franchise authorities to regulate high speed Internet access provided by cable television systems. Among the key issues in dispute are the franchise authority’s ability to require cable operators to offer multiple unaffiliated Internet service providers access to their systems (“open access”), to impose franchise fees on revenues that cable systems earn from providing cable modem service or to impose service or other requirements on a cable system’s Internet offerings. These issues currently are pending in several court proceedings and before the FCC. While the FCC tentatively has concluded that local franchise authorities lack authority to impose such requirements on cable operators, further agency proceedings and court appeals are underway that could alter the initial conclusion. The Ninth Circuit Court of Appeals has issued a decision finding cable modem service to include both “telecommunications service” and “information service” components. If this decision (which is on appeal) prevails, it could result in an open access requirement or other common carrier obligations.

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

     Horizontal and Vertical Ownership/Cross-Ownership

          In March of 2001, the U.S. Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC’s cable television horizontal and vertical ownership limits for further consideration. The horizontal ownership limit had barred a cable operator from having an attributable interest in more than 30 percent of the nationwide multichannel video programming subscribership. The vertical ownership limit had barred a cable operator from carrying attributable programming on more than 40 percent of channels, up to 75 channels of capacity. In its March 2001 decision, the D.C. Circuit Court of Appeals also reversed and remanded two provisions of the FCC’s ownership attribution rules (the elimination of the single majority shareholder exemption and the loss of insulation from attribution for limited partners that sell programming to the partnership.) In September of 2001, the FCC issued a Further Notice of Proposed Rulemaking seeking to develop a complete record that would help the FCC produce and support changes to the affected cable ownership and attribution rules in accordance with the March 2001 court decision. Final public comments were due in February of 2002. The FCC has not yet released its decision, and thus, we cannot predict the impact of the results of the FCC’s pending cable ownership and attribution rulemaking on our business. However, revised FCC rules could affect the investment of Susquehanna Cable held by Comcast Corporation, as well as our ability to enter into other strategic relationships with larger cable companies in the future. If Comcast divests its ownership interest in Susquehanna Cable, our programming costs are likely to increase faster than they would otherwise.

          In February 2003, the FCC repealed its cable/television station cross-ownership restriction in response to a D.C. Circuit Court of Appeals decision that the FCC had failed to demonstrate that the restriction continued to be necessary in light of increased competition. Thus, the principal remaining cross-ownership restriction that still applies to cable operators is the prohibition from owning or operating a satellite master antenna system or multichannel multipoint distribution system in any area where a cable operator provides franchised cable service and is not subject to effective competition. However, a cable operator may acquire and operate a satellite master antenna system in its existing franchise service area if the programming and other services provided to the satellite master antenna system subscribers are offered according to the terms and conditions of the cable operator’s local franchise agreement.

     Privacy

          The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statue also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001.

     Copyright Matters

          Cable systems must obtain copyright licenses for programming and television signals they carry. Copyright authority for programming on non-broadcast networks typically is obtained from the networks in question, and copyright authority for programming originated locally by the cable system must be obtained directly from copyright holders. The Copyright Act provides a compulsory license for copyrighted material on television stations whose signals a cable system retransmits in accordance with FCC rules. Cable operators can obtain this license by filing semi-annual reports and paying a percentage of their revenues as a royalty fee to the U.S. Copyright Office, which then distributes the royalty pool to copyright holders. For larger cable systems, these payments vary with the numbers and type of distant television stations the system carries. From time to time, Congress considers proposals to alter the compulsory copyright license, some of which could make the license more costly.

     State and Local Regulation

          Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The 1992 Cable Act prohibits exclusive franchises and allows franchising authorities to regulate customer service and basic rates. Franchising authorities may operate their own multichannel video distribution system without a franchise. States and local franchising authorities may adopt certain restrictions on cable television system ownership.

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

Item 2. Properties

          The headquarters of our radio and cable television operations are located in York, Pennsylvania in office space acquired from a related party during 2003.

          We lease seven studio facilities for our radio operations. We own broadcast towers for 17 of our radio stations and lease 16 other main broadcast towers. We own the real property under nine of our main broadcast towers and lease the land under our other 11 main towers. We own 2 auxiliary towers and lease 6 others as backup facilities for main broadcast towers. We own the real property under one of our auxiliary towers and lease the land under two auxiliary towers. One main tower is under construction and should be placed in service in early 2004. We will own the newly constructed tower, however the land under it will be leased.

          We own nine, and lease two, headend facilities for our cable television operations. In connection with our cable operations, we own eight tower locations and lease nine others. In addition, we own the real estate for five and lease the real estate for two fiber optic hub sites. See also “Business—Radio Properties” in Item 1 of this annual report.

          Our principal physical assets with respect to our cable operations consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and customer house drop equipment for each of our cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. See also “Business—Cable Properties” and “—Cable Systems” in Item 1 of this annual report.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to security holders for a vote during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          There is no market for our common stock. All of our outstanding common stock is owned by our corporate parent, Susquehanna Pfaltzgraff Co. Our preferred stock has a 7% annual cumulative dividend that is payable quarterly. We do not have any equity compensation plans under which our equity securities are issued. We did not issue any of our equity securities during 2003 that were not registered under the Securities Act.

Item 6. Selected Annual and Quarterly Financial Data

          The below selected financial data as of and for the years ended December 31, 2003, 2002, 2001 and 2000 is derived from our audited consolidated financial statements. Our audited consolidated financial statements and related notes for the years ended December 31, 2003, 2002 and 2001 are included elsewhere in this annual report. You should read this information and the accompanying notes in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this annual report.

Year Ended December 31,
2003	2002	2001	2000	1999
(Dollars in Thousands)
INCOME STATEMENT DATA:
Revenues:
Radio	$228,966	$216,222	$198,039	$220,886	$185,193
Cable	137,228	122,754	104,758	93,113	82,720
Data	10,066	9,670	10,632	6,590	3,353

Total revenues	376,260	348,646	313,429	320,589	271,266
Total operating expenses	283,743	292,378	291,274	263,373	209,884

Operating income	92,517	56,268	22,155	57,216	61,382
Interest expense, net	30,720	29,200	37,887	37,523	28,573
Interest income from loan to parent company	6,909	7,162	6,895	6,696	4,476
Other income (loss)	(784)	(1,406)	(256)	(1,474)	379

Income (loss) before income taxes	67,922	32,824	(9,093)	24,915	37,664
Provision for income taxes	25,370	17,904	6,416	16,762	15,114

Income (loss) before minority interests	42,552	14,920	(15,509)	8,153	22,550
Minority interests	(6,365)	(3,758)	(1,694)	(3,839)	(4,140)

Net income (loss)	$36,187	$11,162	$(17,203)	$4,314	$18,410

BALANCE SHEET DATA (at end of period):
Total assets	$777,150	$746,527	$665,725	$657,342	$523,242
Total debt	515,705	521,137	495,106	500,600	405,621
Stockholders’ equity	59,753	24,059	13,390	31,086	28,767
RATIO OF EARNINGS TO FIXED CHARGES (1):	3.0	x	2.0	x	0.8	x	1.6	x	2.2	x
SUPPLEMENTARY FINANCIAL DATA:
Cash flows provided by (used for):
Operating activities	$82,915	$86,035	$66,954	$67,105	$60,211
Investing activities	(69,249)	(95,387)	(60,760)	(163,478)	(182,944)
Financing activities	(13,141)	9,352	(6,194)	95,734	121,430
Capital expenditures	$33,571	$28,329	$31,739	$36,913	$33,066

(1)	The ratio of earnings to fixed charges is expressed as the ratio of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest) to fixed charges. Fixed charges consist of interest expense, capitalized interest and one-third of rental expense (the portion deemed representative of the interest factor).

Unaudited Quarterly Financial Information

          The following unaudited quarterly financial information for 2003 and 2002 was derived from our unaudited financial statements and as originally filed included, in the opinion of our management, only those normal and recurring adjustments that our management considers necessary for a fair presentation of the results of operations for these periods. These unaudited quarterly operating results are not necessarily indicative of results that may be achieved for a full fiscal year or for periods in the future. Amounts shown in the tables below are in thousands.

2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues
Radio	$44,917	$62,567	$61,743	$59,739
Cable	32,990	34,037	34,719	35,482
Data and other	2,554	2,513	2,535	2,464

Total Revenues	80,461	99,117	98,997	97,685
Operating Expenses	65,338	72,022	74,523	71,860

Operating Income	15,123	27,095	24,474	25,825
Interest Expense, net	4,821	6,262	6,295	6,433
Depreciation and Amortization	7,906	6,952	7,715	8,396
Net Income	$5,440	$9,472	$10,192	$11,083

2002	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues
Radio	$40,738	$57,124	$59,529	$58,831
Cable	28,210	31,260	31,320	31,964
Data and other	2,761	2,178	2,281	2,450

Total Revenues	71,709	90,562	93,130	93,245
Operating Expenses	58,856	88,712	70,873	73,937

Operating Income	12,853	1,850	22,257	19,308
Interest Expense, net	5,485	5,824	5,326	5,403
Depreciation and Amortization	6,294	6,963	7,907	8,306
Net Income (Loss)	$3,644	$(9,908)	$9,416	$8,010

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and the notes thereto included in Item 8 of this annual report. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. Please review “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that may impact our actual future results.

     Overview

          We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately owned radio broadcaster and the 11th largest radio broadcaster overall in the United States based on revenues. As of December 21, 2003 we owned and operated 7 FM and 5 AM stations that serve three of the nation’s ten largest radio markets (San Francisco, Dallas, and Houston), as well as five other markets (Atlanta, Cincinnati, Indianapolis, Kansas City and York, Pennsylvania). We were also the 18th largest cable multiple system operator in the United States with eight cable systems serving approximately 205,600 subscribers as of December 31, 2003.

          For the year ended December 31, 2003, we had revenues and operating income of $376.3 million and $92.5 million, respectively, with approximately 68% of operating income generated by our radio broadcast operations and 33% by our cable television operations. Our Internet and Other segment incurred a $0.5 million operating loss. For the year ended December 31, 2003, our net income was $36.2 million, our cash flows from (used in) operating, investing and financing activities were $82.9 million, $(69.2) million and $(13.1) million, respectively, and our ratio of earnings to fixed charges was 3.0x. Income for both 2002 and 2001 was significantly reduced by the recognition of $17.1 million and $22.3 million charges, respectively for increases in value of the Radio Employee Stock Plan. The charges are more fully described in Note 7 to the accompanying consolidated financial statements. These charges did not reduce operating cash flows in either year.

          We offer Internet access and enhanced services to residential and business customers under the trade name “BlazeNet.” We also provide content management collaborative intranets, eCommerce and eProcurement solutions to associations, government and mid-market business clients, primarily in the Mid-Atlantic region, under the trade name Susquehanna Technologies.

          Revenues. Our principal source of radio broadcasting revenue is the sale of broadcasting time on our stations for advertising. Radio revenue is reported net of agency commissions. Sales of advertising are affected by changes in demand for advertising time by national and local advertisers and by advertising rates charged by the stations. Radio station advertising rates are based on a station’s ability to attract audiences that match the demographic groups that advertisers want to reach, the number of stations competing in a marketplace, and economic conditions. Radio stations attempt to maximize revenue by adjusting advertising rates based upon local market conditions, by controlling inventory, by creating demand, and by increasing audience ratings. Radio stations sometimes use barter or trade agreements to exchange merchandise or services for advertising time with advertisers, in lieu of cash. It is our policy not to pre-empt advertising paid in cash with advertising paid in trade. For the years ended December 31, 2001 through 2003, cash advertising revenue was 99% of broadcasting revenue. Seasonal revenue fluctuations are common in the radio broadcasting industry, due primarily to fluctuations in expenditure levels by local and national advertisers. Our radio revenues are lowest in the first quarter and are relatively level in the other quarters.

          Most of our cable revenues are derived from monthly subscriber fees for cable television programming services, high-speed Internet access via cable modems and from fees incident to the provision of such services, such as installation fees and fees for converter rentals and rentals of remote control devices. Some revenues are derived from advertising. Since cable is subject to regulation at the federal, state and local levels, increases in rates charged for regulated services may be governed by the 1992 Cable Act and the 1996 Telecom Act. Cable revenues are affected by the timing of subscriber rate increases. In 2004 and thereafter, revenues from telephony services are included in cable revenues.

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

          Cable operating expenses include programming expenses, employee salaries and benefits, electricity, Internet backbone circuits, depreciation, amortization and selling, general and administrative expenses for accounting and billing services, franchise fees, office administration expenses and corporate charges. In 2004 and thereafter, cable operating expenses will include costs for providing telephony services.

          Depreciation and amortization expense relates to the depreciation of tangible assets used in the business and the amortization of intangible assets not affected by the adoption of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) which resulted in the cessation of amortization of FCC licenses, cable franchise values and goodwill on January 1, 2002. When decisions are made to replace cable distribution plant or other significant assets, the remaining useful lives of those assets are adjusted to coincide with the expected replacement period.

     Critical Accounting Policies and Estimates

          Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, as described in Note 1 to the consolidated financial statements. In order to prepare these financial statements, we must make certain estimates and judgments that may affect the reported value of assets, liabilities, revenues and expenses as well as contingencies. These estimates and judgments are evaluated on an ongoing basis and change based upon business conditions and circumstances. Critical estimates involve revenue recognition, the value of intangible assets (primarily FCC broadcast licenses and cable franchise values), income taxes, fair value of financial instruments, allowances for doubtful accounts, contingencies and the impact of any litigation. These estimates are based on the known facts, our measured judgments of probable outcomes and values, historical experience and other factors that we believe are applicable and reasonable given the circumstances. Management has discussed the criteria used in the selection of these estimates and judgments with the Audit Committee and the Audit Committee has reviewed the following disclosures.

          We believe the following accounting policies are critical to preparation of our financial statements since they affect the more significant estimates reflected in the financial statements and related disclosures.

          Revenue Recognition. Revenues are recognized when related services are provided. Radio revenues are reported when advertising is aired and when events are held, net of agency commissions. Cable revenues, including telephony revenues in 2004 and thereafter, are recognized when services are provided and billed to our subscribers. Cable’s installation revenues are recognized to the extent of direct selling costs. Cable franchise fees, which may be up to 5% of subscriber revenues, must be collected and remitted to franchising authorities. Franchise fees are passed through to subscribers as permitted and are included in Cable revenues. Internet and Other revenues are recognized when services are provided or performed. Revenues are recorded based on a reasonable expectation of collection. Estimates of uncollectible accounts are made and revised regularly based on customer history, economic conditions and other credit information judged relevant given the circumstances.

          Valuation of Long-Lived and Indefinite-Lived Intangible Assets. We evaluate the recoverability of our long-lived assets including property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances suggest the carrying values may not be recoverable. Analyses based on undiscounted cash flows generated by the related operations and appraisals, trends or other indicators of fair value are used in these evaluations. If the asset’s carrying value exceeds the indicated fair value, a loss is recognized for the difference between the fair value and the asset’s carrying value. No adjustment to carrying value is made if an asset’s fair value exceeds its carrying value.

          We evaluate the recoverability of our indefinite-lived intangible assets and goodwill annually or whenever events or changes in circumstances suggest that the asset may be impaired. We perform annual impairment testing for the Radio segment’s Federal Communications Commission broadcast licenses and goodwill at the market cluster level; for the Cable segment’s cable franchise values and goodwill at the segment level and Internet and Other goodwill at the segment level. Before 2003, cable franchise values were evaluated one level below the segment level. Cable has strategically made a decision to centralize the management of its cable operations, which include marketing as one brand, creating and launching homogeneous product offerings, setting retail price points, centralizing customer care and the majority of administrative functions. Based on the preponderance of evidence, we believe we are managing and operating our cable franchises as a single asset and it is now proper to evaluate those assets at the segment level in accordance with SFAS 142 and guidance of EITF 02-7. Indefinite-lived intangible assets, other than goodwill, are generally valued using discounted cash flow analyses, trends, appraisals and multiples evidenced in the reporting units’ businesses. Comparable current market transactions, estimated future operating results appraisals, trends and other profitability information may also be used in the evaluations. If the carrying value of an asset were greater than its indicated fair value, an impairment charge would be recognized for the difference in values.

          Income Taxes. Our deferred income taxes reflect the probable future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting balances at each reported year-end. Changes in enacted tax rates are reflected as they occur. We routinely evaluate our effective tax rates and adjust those rates based upon estimates and available information pertinent to the statutory rates, apportionment and other factors considered appropriate in the circumstances. We have certain net operating losses for state tax purposes that we believe will not be utilized. Accordingly, a full valuation allowance for the tax effects of these losses has been recorded.

          Contingencies. We are involved in litigation and administrative proceedings primarily arising in the normal course of our business. Based on the outcome of these actions, we may be required to make payments or recognize a loss. On a regular basis, we evaluate circumstances related to these actions, which may include consultation with outside counsel. If a liability is probable and reasonably estimable, a liability is recognized. When a significant liability is probable but not estimable, appropriate financial statement disclosures are made. If circumstances surrounding a significant matter change in the future, our consolidated results of operations and financial position could be adversely affected.

     Results of Operations

          The following tables summarize our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the years ended December 31, 2003, 2002 and 2001 (in millions of dollars):

	Year ended December 31, 2003
	Radio		Cable		Internet and Other		Total
Revenues	$229.0	100.0%	$137.2	100.0%	$10.1	100.0%	$376.3	100.0%
Operating expenses:
Operating and programming,	74.2	32.4%	60.7	44.2%	6.2	61.4%	141.1	37.5%
Selling	36.2	15.8%	3.4	2.5%	1.5	14.9%	41.1	10.9%
General and administrative	49.5	21.6%	18.8	13.7%	2.3	22.8%	70.6	18.8%
Depreciation and amortization	6.5	2.9%	23.9	17.4%	0.6	5.9%	31.0	8.2%

Total operating expenses	166.4	72.7%	106.8	77.8%	10.6	104.9%	283.8	75.4%

Operating income (loss)	$62.6	27.3%	$30.4	22.2%	$(0.5)	(5.0)%	$92.5	24.6%

Other income (expense)
Interest expense							(30.7)	(8.2)%
Interest income from loan to parent							6.9	1.8%
Other expense							(0.8)	(0.2)%
Provision for income taxes							(25.4)	(6.7)%
Minority interests							(6.3)	(1.7)%

Net income							$36.2	9.6%

	Year ended December 31, 2002
	Radio		Cable		Internet and Other		Total
Revenues	$216.2	100.0%	$122.7	100.0%	$9.7	100.0%	$348.6	100.0%
Operating expenses:
Operating and programming,	69.6	32.2%	56.0	45.6%	6.3	64.9%	131.9	37.8%
Selling	34.9	16.1%	3.7	3.0%	1.8	18.6%	40.4	11.6%
General and administrative	46.3	21.4%	18.7	15.3%	3.5	36.0%	68.5	19.7%
Radio Employee Stock Plan	17.1	7.9%	—	—	—	—	17.1	4.9%
Depreciation and amortization	5.7	2.7%	23.2	18.9%	0.6	6.2%	29.5	8.5%
Goodwill impairment loss	—	—	—	—	5.0	51.6%	5.0	1.4%

Total operating expenses	173.6	80.3%	101.6	82.8%	17.2	177.3%	292.4	83.9%

Operating income (loss)	$42.6	19.7%	$21.1	17.2%	$(7.5)	(77.3)%	$56.2	16.1%

Other income (expense)
Interest expense							(29.2)	(8.4)%
Interest income from loan to parent							7.2	2.1%
Other expense							(1.4)	(0.4)%
Provision for income taxes							(17.9)	(5.1)%
Minority interests							(3.7)	(1.1)%

Net income							$11.2	3.2%

	Year ended December 31, 2001
	Radio		Cable		Internet and Other		Total
Revenues	$198.0	100.0%	$104.8	100.0%	$10.6	100.0%	$313.4	100.0%
Operating expenses:
Operating and programming,	67.0	33.8%	47.9	45.7%	7.8	73.6%	122.7	39.2%
Selling	32.4	16.4%	4.4	4.2%	2.3	21.7%	39.1	12.5%
General and administrative	44.7	22.6%	15.9	15.2%	4.7	44.3%	65.3	20.9%
Radio Employee Stock Plan	22.3	11.3%	—	—	—	—	22.3	7.1%
Depreciation and amortization	12.0	6.0%	28.8	27.5%	1.0	9.4%	41.8	13.3%

Total operating expenses	178.4	90.1%	97.0	92.6%	15.8	149.0%	291.2	93.0%

Operating income (loss)	$19.6	9.9%	$7.8	7.4%	$(5.2)	(49.0)%	$22.2	7.0%

Other income (expense)
Interest expense							(37.9)	(12.1)%
Interest income from loan to parent							6.9	2.2%
Other expense							(0.3)	(0.1)%
Provision for income taxes							(6.4)	(2.0)%
Minority interests							(1.7)	(0.5)%

Net loss							$(17.2)	(5.5)%

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

          Revenues. Revenues increased $27.7 million, or 8%, from 2002 to 2003. Radio revenues increased $12.8 million, or 6%, from 2002 to 2003. Every Radio market increased revenues over 2002, except Atlanta, Houston and Kansas City. Dallas and Indianapolis led the markets that increased revenues over 2002 by capitalizing on strong listener ratings. Softening of the rock format and competition were the primary reasons for the decrease in the revenues in Atlanta and Houston. Radio revenues on a same-station basis (excluding WYGY-FM, Cincinnati and WSOX-FM, York) increased $9.8 million or 5% from 2002 to 2003. Cable revenues increased $14.5 million, or 12%, from 2002 to 2003. Rate increases on basic and expanded basic services, increasing penetration of cable modem services and to a lesser extent a full year of operation of the Lawrenceburg, Indiana cable system and increased penetration of digital video services were responsible for the growth in cable revenues. Operating the Lawrenceburg cable system for a full year contributed $2.3 million or 16% of the increase in Cable revenues from 2002 to 2003.

          Operating and programming expenses. Operating and programming expenses increased $9.2 million or 7% from 2002 to 2003. Operating and programming expenses declined as a percentage of revenues primarily due to the growth in cable modem services from 2002. The cost of acquired programming increased $2.2 million or 7% from 2002 to 2003, resulting from rate increases from program suppliers, launch of new cable channels and changes in customer volume.

          General and administrative expenses. General and administrative expenses increased $2.1 million or 3% from 2002 to 2003. Excluding compensation expense related to the Cable Performance

Share Plan, general and administrative expense increased $6.6 million or 10% from 2002 to 2003. The increase in general and administrative expense was primarily caused by our Parent’s change in the 2003 ESOP expense allocation formula from 85% based on eligible compensation and 15% based on business unit performance to 50% based on eligible compensation and 50% based on business unit performance. The change in the allocation formula resulted in approximately $1.9 million of additional ESOP expense in 2003 or 29% of the increase in general and administrative expense excluding the 2002 revaluation of the Cable Performance Share Plan. The remaining general and administrative expenses increased ratably with revenues.

          Radio Employee Stock Plan. In 2002, $17.1 million of compensation expense was recognized in the last year of transition from formula based value to fair value based on the annual ESOP appraisal. Changes in value in 2003 were accounted for as minority interest expense.

          Depreciation and amortization. Depreciation and amortization increased $1.5 million, or 5%, from 2002 to 2003. A full year of depreciation on the tangible assets of the Lawrenceburg cable system and depreciation on the tangible assets related to the 2003 acquisitions of WSOX-FM in York, Pennsylvania and the Canton, Mississippi cable system resulted in the increase in depreciation expense.

          Goodwill impairment loss. The annual assessment of goodwill as required by SFAS 142 was performed as of December 31, 2003. It was determined that the carrying values of goodwill and other indefinite-lived intangible assets did not exceed their fair values. There was no impairment loss recognized in 2003 as contrasted with the $5.0 million impairment loss recognized in 2002.

          Operating income. Operating income increased $36.3 million or 65% from 2002 to 2003. Radio operating income increased $20.0 million or 47% from 2002 to 2003. The improvement in Radio operating income is primarily the result of higher revenues and no compensation expense associated with the Radio Employee Stock Plan ($17.1 million in 2002). Cable’s operating income increased $9.3 million or 44% from 2002 to 2003. The improvement in Cable’s operating income resulted from higher revenues and not having a charge similar to the $2.6 million compensation expense incurred in 2002 related to the change in valuation basis of the Cable Performance Share Plan. Internet and Other segment’s operating loss for 2002 included a $5.0 million goodwill impairment that did not recur in 2003. Targeted expense reductions also narrowed the Internet and Other segment’s 2003 operating loss.

          Interest expense. Interest expense increased $1.5 million or 5% from 2002 to 2003. Interest expense increased due to an increase in effective interest rates caused by the issuance of $150.0 million 7.375% of Senior Subordinated Notes in April 2003. Proceeds from the issuance of the notes were used to pay down our senior secured credit facility, which somewhat increased interest costs.

          Net income. Net income increased $25.0 million from 2002 to 2003. The increase in net income can be attributed to the increase in Radio’s and Cable’s operating income.

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

          Operating and programming expenses. Operating and programming expenses increased $9.2 million or 8% from 2001 to 2002. Operating and programming expenses did not increase at the same pace as the growth in revenues reflecting the cost containment initiatives in Radio implemented in 2001 and the growth of digital and cable modem products in Cable. The majority of the increase in operating and programming expenses is attributable to the acquisition of the Lawrenceburg cable assets and to increases in the cost of acquired cable programming. The Lawrenceburg cable assets increased operating and programming expenses $2.1 million from 2001 to 2002. The cost of acquired programming, excluding the Lawrenceburg assets, increased $3.7 million or 13% from 2001 to 2002, resulting from rate increases from program suppliers, launch of new cable channels and changes in customer volume. Although significant in both years, the Radio Employee Stock Plan charge decreased $5.2 million or 23% from 2001 to 2002. See Note 7 to the accompanying consolidated financial statements for further information.

          Depreciation and amortization. Depreciation and amortization decreased $12.3 million, or 29%, from 2000 to 2001. The effect of the adoption of SFAS 142 reduced depreciation and amortization $14.1 million from 2001 to 2002. Cable depreciation and amortization expenses, excluding the effect of SFAS 142, comprised $1.2 million of the increase, and resulted from the continuation of our cable television system rebuilds, depreciation on the tangible assets of the Lawrenceburg cable system and the continued rollout of digital cable and cable modem services.

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

          Operating income. Operating income increased $34.0 million or 153% from 2001 to 2002. Excluding the effect of the change to SFAS 142, 2002 operating income increased $19.9 million or 90% over 2001. Radio operating income increased $23.0 million or 117% from 2001 to 2002. Excluding the effect of the change to SFAS 142, Radio operating income increased $16.4 million or 84% from 2001 to 2002. The improvement in Radio operating income is the result of higher revenues and a reduction in the recognized compensation expense associated with the change in the valuation basis of the Radio Employee Stock Plan. Cable operating income increased $13.3 million or 171% from 2001 to 2002. Excluding decreased amortization from the adoption of SFAS 142, Cable operating income increased $6.5 million or 83% from 2001 to 2002. The improvement in Cable operating income is the result of higher revenues.

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

          Liquidity and Capital Resources

          Historically, our primary sources of liquidity have been cash flow from operations and borrowings under our senior credit facilities. Our future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of our common stock, and interest payable on our senior subordinated notes and our senior credit facilities. We may also access the capital markets from time to time as market conditions permit, with debt or equity financing.

          Net cash provided by operating activities was $82.9 million and $86.0 million for the years ended December 31, 2003 and 2002, respectively. Our net cash provided by operating activities was generated primarily by normal operations. The slight decrease was due largely to a decrease in accrued income taxes.

          Net cash used by investing activities was $69.2 million for the year ended December 31, 2003. Acquisition of a radio station and a cable television service area, as detailed in Note 2 to the consolidated financial statements, totaled $28.0 million for 2003. Capital expenditures, excluding acquisitions, were $33.6 million for the year ended December 31, 2003 compared to $28.3 million in 2002. Capital expenditures were used primarily to upgrade and maintain our cable plant. A $10 million deposit was made for the RCN acquisition in 2003. Our Parent repaid $4.4 million on its outstanding loans in 2003. On March 9, 2004, we acquired approximately 29,000 customers from RCN Telecommunications, Inc. serving the Carmel, New York area for $120.0 million cash. We replaced our senior secured credit facilities with new $600 million senior secured credit facilities (“New Facilities”) in conjunction with this acquisition. The New Facilities were used to fund this acquisition.

          Net cash used by financing activities was $13.1 million for the year ended December 31, 2003. Net cash used by financing activities was primarily used for the repayment of term loans ($17.0 million) and for the repurchase of Radio Employee Stock Plan shares ($6.4 million). Proceeds from the issuance of $150.0 million of 7.375% Senior Subordinated Notes were used to immediately reduce revolving credit borrowings.

          Our acquisitions of radio stations and cable systems and our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facilities. In the past, we have also issued long-term debt securities to reduce our borrowings under our senior secured credit facilities. Capital expenditures, excluding acquisitions, were $33.6 million, $28.3 million and $31.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Capital expenditures over this period were used primarily to upgrade and maintain our cable system. We expect to make capital expenditures totaling approximately $41.0 million in 2004 for upgrading our cable system, for additional capital expenditures in the Carmel, New York cable area acquired March 9, 2004, for radio-related equipment and for information technology projects.

          In second quarter 2004, we expect to purchase Jesscom’s interest in 1051 FM LLC for $15.0 million cash by utilizing our senior secured credit facilities.

          As of December 31, 2003, the fair value of the 8.5% Senior Subordinated Notes due 2009 was $157.5 million. The fair value of the 7.375% Senior Subordinated Notes due 2013 was $156.4 million as of December 31, 2003. Changes in interest rates affect the market value of these notes, however cash outflows for semi-annual interest payments are fixed.

          At December 31, 2003, our senior secured credit facilities consisted of a $190 million revolver, a $76 million Term Loan “A,” and a $98.3 million Term Loan “B”, that were collateralized by a pledge of all of our tangible property (excluding real property and vehicles) and our voting common stock. The credit agreement governing the senior secured credit facilities in effect at December 31, 2003 contained covenants requiring us to maintain certain financial leverage and interest coverage ratios. As of December 31, 2003, we had $148.6 million of borrowing availability under our senior secured credit facilities. As of December 31, 2003, the average interest rate on all outstanding borrowings was approximately 5.8%. On March 9, 2004, these facilities were replaced by new senior secured credit facilities, (“New Facilities”).

          The $600 million New Facilities with a group of banks consist of a $150 million Tranche A term loan, a $250 million Tranche B term loan and a $200 million Revolving Credit. The Tranche A term loan amortizes beginning in the third year and matures in March 2011. The Tranche B term loan amortizes one percent per year beginning in the second year and matures in March 2012. The Revolving Credit commitment does not amortize, but matures in March 2011. Interest is based on LIBOR plus an applicable margin based on certain ratios, or on a base rate plus a margin dependent on certain ratios. As of March 25, 2004, $250 million was drawn on Tranche B and $54.4 million was borrowed under the Revolving Credit at an average interest rate of approximately 3.07%. Interest is payable quarterly on or the maturity of a LIBOR-based tranche.

          The New Facilities are collaterized by all assets except real estate and vehicles, FCC licenses, a pledge or our stock and a pledge of certain stock of our subsidiaries. We must maintain debt coverage and certain financial ratios at prescribed levels. We may be prevented from paying common dividends, making investment transactions with affiliates, allowing ownership changes, selling assets and issuing additional debt.

          We used these New Facilities to repay $194.8 million borrowed under the Old Facilities on March 9, 2004. We expect to use these New Facilities to fund a call of our 8.5% Senior Subordinated Notes in May 2004, at a cost of approximately $156 million.

          The Company was in compliance with its debt covenants as of December 31, 2003. The following debt covenants now in effect are considered the most restrictive:

Covenant Test	Covenant	Actual Value
Fixed charge coverage ration must be at least:	1.10	1.97
Consolidated total leverage ratio may not exceed:	6.50	4.13
Interest coverage must exceed:	2.00	6.08

          Our New Facilities include a provision that allows our lender to refuse additional borrowings if our financial condition suffers a material adverse change. Violation of covenants under the New Facilities could result in a default of our 8.5% senior subordinated notes and our 7.375% senior subordinated notes. A default under either the 8.5% senior subordinated notes or the 7.375% senior subordinated notes could result in a default under our New Facilities. A default under the 8.5% senior subordinated notes could result in a default under the 7.375% senior subordinated notes. Any such cross defaults would permit our lenders and noteholders to accelerate approximately $604.2 million of our outstanding debt at March 25, 2004.

     Future Commitments

          The following tables reflect our contractual cash obligations in the respective periods in which they are due (in thousands).

Contractual	Total
Cash	Amounts
Obligations	Committed	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$515,705	$34	$37	$40	$44	$215,550	$300,000
Broadcast rights	15,150	8,900	3,050	3,200	—	—	—
RCN transition	3,150	3,150	—	—	—	—	—
Operating leases	32,311	4,939	4,804	4,624	4,129	2,954	10,861

Total	$566,316	$13,873	$7,891	$7,864	$4,173	$218,504	$310,861

     Information regarding our contractual obligations at December 31, 2003, is included in the notes to the consolidated financial statements. Future debt maturities, lease obligations and broadcast rights are included in Notes 3, 10, and 12, respectively. In connection with the March 9, 2004 purchase of cable assets (Note 15 to the consolidated financial statements), RCN has agreed to provide transition services for a period up to one year for approximately $0.5 million per month. Media expects to utilize these transition services through third quarter 2004.

          We believe that funds generated from operations and the borrowing availability under our New Facilities will be sufficient to finance our current operations, our debt service obligations, including our obligations under the notes, cash obligations in connection with potential repurchases of our common stock and planned capital expenditures for the foreseeable future. From time to time, we evaluate potential acquisitions of radio stations, cable television systems, and Internet-related businesses. In connection with future acquisition opportunities, we may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. We have no current commitments or agreements with respect to any material acquisitions.

          We have no off-balance sheet arrangements to disclose as required by Item 303 (a) (4) of Regulation S-K as of the date of this report.

     Recent Accounting Pronouncements

          Please see Item 8. Consolidated Financial Statements and Supplementary Data, Note 1 to the consolidated financial statements for a discussion of recent accounting pronouncements and their applicability to Media.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

          As of December 31, 2003, we had $215.6 million in variable rate debt. The fair value of this debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

2004	$60,700
2005	71,000
2006	85,000
2007	$89,875
2008	47,375

     The maturities shown above reflect debt in place at December 31, 2003. The maturities shown in the notes to the consolidated financial statements are disclosed based on replacement facilities closed on March 9, 2004. Our interest rate exposure is primarily impacted by changes in LIBOR rates. At December 31, 2003, the weighted average interest rate for the variable rate debt was 2.9%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt incurred as of December 31, 2003 would increase by $2.2 million. Variable rate debt as of March 25, 2004 was approximately $304.2 million.

Item 8. Consolidated Financial Statements and Supplementary Data

          The consolidated financial statements and Independent Auditors’ Report and Report of Independent Accountants of Susquehanna Media Co. and Subsidiaries are set forth on the pages listed below:

Page
Independent Auditors’ Report and Report of Independent Accountants	50
Financial Statements
Consolidated Balance Sheets	52
Consolidated Statements of Operations	53
Consolidated Statements of Cash Flows	54
Consolidated Statements of Stockholders’ Equity	55
Notes to Consolidated Financial Statements	56 — 83

Independent Auditors’ Report

The Board of Directors and Subsidiaries of
Susquehanna Media Co.:

We have audited the accompanying consolidated balance sheets of Susquehanna Media Co. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Media Co. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Harrisburg, Pennsylvania

March 19, 2004

Report of Independent Accountants

To the Board of Directors and Stockholders of

Susquehanna Media Co.:

In our opinion, the accompanying consolidated statement of income and comprehensive income, and of cash flows present fairly, in all material respects, the results of the operations and cash flows of Susquehanna Media Co. and Subsidiaries (Company) for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA

March 18, 2002
(except as to Note 15 to the financial statements included in the Company’s 2002 Form 10-K, not presented separately herein, for which the date is March 10, 2003)

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$525	$—
Accounts receivable, less allowance for doubtful accounts of $1,719 in 2003 and $2,111 in 2002 (Note 14)	52,192	49,678
Current portion of notes receivable from Parent (Note 11)	4,690	4,422
Deferred income taxes (Note 4)	6,621	6,889
Other current assets	6,818	5,212

Total Current Assets	70,846	66,201

Property, Plant and Equipment, at cost (Notes 2 and 3)
Land	5,948	5,772
Buildings and improvements	23,399	17,205
Equipment	272,734	258,034
Construction-in-progress	12,443	11,308

	314,524	292,319
Accumulated depreciation and amortization	154,610	138,675

Property, Plant and Equipment, net	159,914	153,644

Intangible Assets and Goodwill, net (Notes 2, 3 and 5)	402,466	387,883

Notes Receivable from Parent (Note 11)	104,951	109,641

Investments and Other Assets (Notes 2, 3, 6, 9 and 12)	38,973	29,158

	$777,150	$746,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$—	$849
Current portion of long term debt (Note 3)	34	17,032
Accounts payable	11,225	13,035
Accrued employee-related costs (Notes 7 and 9)	14,997	12,757
Accrued income taxes	7,144	9,761
Accrued interest	4,663	2,484
Accrued franchise and licensing fees	2,944	3,676
Deferred income	1,542	1,022
Contract fee payable (Note 5)	—	10,000
Other accrued expenses	6,893	6,536

Total Current Liabilities	49,442	77,152

Long-term Debt (Note 3)	515,671	504,105

Other Liabilities (Note 8)	13,845	17,172

Deferred Income Taxes (Note 4)	71,216	57,152

Minority Interests (Note 7)	67,223	66,887

Stockholders’ Equity (Notes 3 and 11) Preferred stock – Voting, 7% cumulative with $100 par value, authorized 110,000 shares	7,050	7,050
Common stock – Voting, $1 par value, 1,100,000 shares Authorized	1,100	1,100
Retained earnings	51,603	15,909

Total Stockholders’ Equity	59,753	24,059

	$777,150	$746,527

The accompanying notes are an integral part of the consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended December 31,
	2003	2002	2001
Revenues
Radio	$228,966	$216,222	$198,039
Cable	137,228	122,754	104,758
Internet and Other	10,066	9,670	10,632

Total revenues	376,260	348,646	313,429

Operating Expenses
Operating and programming	141,061	131,869	122,668
Selling	41,096	40,414	39,134
General and administrative	70,617	68,560	65,328
Radio Employee Stock Plan (Note 7)	—	17,065	22,305
Depreciation and amortization	30,969	29,470	41,839
Goodwill impairment loss (Note 5)	—	5,000	—

Total operating expenses	283,743	292,378	291,274

Operating Income	92,517	56,268	22,155
Other Income (Expense)
Interest expense	(30,720)	(29,200)	(37,887)
Interest income from loan to Parent (Note 11)	6,909	7,162	6,895
Other	(784)	(1,406)	(256)

Income (Loss) Before Income Taxes and and Minority Interests	67,922	32,824	(9,093)
Provision for Income Taxes (Note 4)	25,370	17,904	6,416

Income (Loss) Before Minority Interests	42,552	14,920	(15,509)
Minority Interests	(6,365)	(3,758)	(1,694)

Net Income (Loss) and Comprehensive Income (Loss)	36,187	11,162	(17,203)
Preferred Dividends Declared	(493)	(493)	(493)

Net Income (Loss) Available for Common Shares	$35,694	$10,669	$(17,696)

The accompanying notes are an integral part of the consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$36,187	$11,162	$(17,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,969	29,470	41,839
Deferred income taxes	14,332	8,915	3,252
Radio Employee Stock Plan	370	17,065	22,305
Cable Performance Share Plan	(446)	3,500	6,465
Goodwill impairment loss	—	5,000	—
Minority interests	6,365	3,758	1,694
Deferred financing amortization	1,386	1,074	1,317
Investment write-downs	—	—	1,500
Equity in losses of investees	616	630	1,135
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(2,514)	(4,900)	6,411
Decrease (increase) in other current assets	(1,606)	928	(3,456)
Increase (decrease) in accounts payable	(1,810)	4,649	(4,472)
Increase (decrease) in accrued income taxes	(2,617)	6,606	4,183
Increase (decrease) in accrued interest	2,179	(2,807)	1,718
Increase (decrease) in other current liabilities	2,385	1,859	(710)
Increase (decrease) in other liabilities	(2,881)	(874)	976

Net cash provided by operating activities	82,915	86,035	66,954

CASH FLOWS FROM INVESTING ACTIVITIES
Parent’s repayment of notes	4,422	4,169	4,439
Purchase of property, plant and equipment, net	(33,571)	(28,329)	(31,739)
Acquisitions	(28,035)	(71,539)	(21,300)
Downpayment on RCN acquisition	(10,000)	—	—
Decrease (increase) in investments, other assets and intangible assets	(2,065)	312	2,462
Loan to Parent	—	—	(14,622)

Net cash used by investing activities	(69,249)	(95,387)	(60,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in revolving credit borrowings	(138,400)	34,800	(5,700)
Long-term borrowing	150,000	—	—
Repayment of term loans	(17,000)	(8,750)	—
Increase (decrease) in cash overdrafts	(849)	(1,838)	2,089
Radio Employee Stock Plan transactions	(6,399)	(14,367)	(2,090)
Payments of preferred dividends	(493)	(493)	(493)

Net cash provided (used) by financing activities	(13,141)	9,352	(6,194)

NET INCREASE IN CASH AND CASH EQUIVALENTS	525	—	—
CASH AND CASH EQUIVALENTS, January 1,	—	—	—

CASH AND CASH EQUIVALENTS, December 31,	$525	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Retained
	Shares	Amounts	Shares	Amounts	Earnings	Total
Balance, January 1, 2001	70	$7,050	1,100	$1,100	$22,936	$31,086
Net income	—	—	—	—	(17,203)	(17,203)
Preferred dividends declared	—	—	—	—	(493)	(493)

Balance, December 31, 2001	70	$7,050	1,100	$1,100	$5,240	$13,390
Net income	—	—	—	—	11,162	11,162
Preferred dividends declared	—	—	—	—	(493)	(493)

Balance, December 31, 2002	70	$7,050	1,100	$1,100	$15,909	$24,059
Net income	—	—	—	—	36,187	36,187
Preferred dividends declared	—	—	—	—	(493)	(493)

Balance, December 31, 2003	70	$7,050	1,100	$1,100	$51,603	$59,753

The accompanying notes are an integral part of the consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Nature of Operations - Susquehanna Media Co. and its subsidiaries, Susquehanna Radio Corp. (Radio), Susquehanna Cable Co. (Cable or SusCom), Susquehanna Data Services, Inc. and SMC Interactive, Inc. (Internet), Susquehanna Fiber Systems, Inc., Susquehanna ET Investment, Inc. and Media PCS Ventures, Inc. (collectively, the Company or Media), are primarily in the businesses of radio broadcasting, cable television services, Internet and other communications-related services. Susquehanna Fiber Systems, Inc. is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider.

Through its subsidiaries, the Company operates radio stations in major U.S. markets and provides cable television services in Pennsylvania, Maine, Mississippi, Illinois, and Indiana. High speed Internet access is provided in all Cable service areas except Mississippi. Radio advertising, cable television subscriptions, and Internet services account for approximately 61%, 36%, and 3% of 2003 consolidated revenues, respectively. Radio, Cable and Internet services revenues were 62%, 35% and 3% of 2002 consolidated revenues, respectively. Radio, Cable and Internet services revenues were 63%, 33%, and 4% of 2001 consolidated revenues, respectively.

Principles of Consolidation - The consolidated financial statements include the accounts of Media and its subsidiaries. All significant intercompany accounts and transactions are eliminated. All Media common stock is owned by Susquehanna Pfaltzgraff Co. (the Parent).

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the years. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Credit Risk - The Company’s accounts receivable are largely from consumers and consumer businesses whose ability to pay is subject to changes in general economic conditions. Credit risk is managed through credit and collection controls in the radio and Internet segments and by disconnecting delinquent subscribers in the cable segment. The allowance for bad debts is determined using historical experience, payment trends and credit information in the context of then current economic conditions.

Property, Plant and Equipment - These assets are stated at cost. Depreciation and amortization are computed on the straight-line method for financial statement purposes based on the following estimated useful lives:

Buildings and improvements	—	10 to 40 years
Equipment	—	3 to 20 years

Depreciation expense was approximately $28.5 million, $27.7 million and $27.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies, continued

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

Valuation of Long-Lived and Indefinite-Lived Assets - The Company evaluates the recoverability of its long-lived assets including property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances suggest the carrying values may not be recoverable. Analyses based on undiscounted cash flows generated by the related operations, appraisals, trends, or other indicators of fair value are used in these evaluations. If an asset class’s carrying value exceeds its indicated fair value, a loss is recognized for the difference between fair value and carrying value.

The Company evaluates the recoverability of its indefinite-lived intangible assets and goodwill annually, as of December 31, or more frequently if events or changes in circumstances suggest that an asset may be impaired. The Company performs its annual impairment testing generally one level below its reporting segments. Goodwill and Federal Communications Commission (“FCC”) broadcast licenses, which are indefinite-lived assets, are evaluated at the radio market cluster level.

Cable franchise values and goodwill related to Cable are determined by independent valuation or by costs incurred related to servicing a new area. Cable’s franchises are non-exclusive rights to operate, granted by local governments, that are subject to periodic renewal. While these renewals are not guaranteed, management believes that the probability of non-renewal is remote based on regulations in effect and the Company’s history of securing franchise renewals. Based on these factors, cable franchise values have been deemed to be intangible assets with indefinite lives. Media adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. As of January 1, 2002 and December 31, 2002, the unit of accounting for evaluating impairment of cable franchise values and goodwill was at a geographic basis one level below the Cable segment level. Based on an analysis of Emerging Issues Task Force 02-7 “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets”, management has concluded that aggregating cable franchise values at the segment level is appropriate for impairment testing. This conclusion is based on centralized management of the SusCom brand, centralized setting of rates and carriages, master programming contracts, centralized billing, accounting, customer care and collection functions and centralized engineering. It is management’s intention to service all areas similarly to maximize quality and minimize operating costs. Accordingly, Cable impairment testing of indefinite-lived intangible assets as of December 31, 2003 was performed at the segment level. The results of impairment testing would not have changed had testing been performed at a lower level. Internet and Other goodwill is evaluated at the segment level.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies, continued

Indefinite-lived intangible assets other than goodwill are generally evaluated using discounted cash flow analyses, projections, trends, appraisals, and multiples evidenced in the reporting units’ businesses. Comparable current market transactions, estimated future operating results, appraisals, trends and other profitability information may also be used in the evaluations. If the carrying value of an asset is greater than its indicated fair value, an impairment charge is recognized for the difference in values.

Derivative Financial Instruments - Derivative financial instruments are used solely to limit interest rate exposure on variable rate debt. No derivative financial instruments are held for trading purposes. The Company is not a party to any leveraged instruments. Interest swaps and collars may either be treated as hedges or marked-to-market as elected on a contract-by-contract basis. The Company has entered into interest rate swaps to limit its exposure to interest rate changes on a portion of its variable rate debt. Hedge accounting has not been elected. Variations in fair value are marked-to-market on a current basis and are a component of interest expense in the consolidated statements of operations. Media manages risk related to the interest rate swap by evaluating and monitoring the creditworthiness of the counterparties. This risk is not considered significant.

Disclosures about Fair Value of Financial Instruments – Financial instruments include cash and cash equivalents, investments and long-term debt. The fair value of investments and cash and cash equivalents approximate their carrying values. Floating rate debt is considered fair value. The Senior Subordinated Notes’ fair value is based on market quotations.

Investments and Other Assets – An investment of less than 20% in an entity is reported using the cost method of accounting unless the Company has the ability to exercise significant influence over the financial and operating policies of the entity. Where such influence exists, the investee is accounted for using the equity method. Investments in entities that are at least 20% and not more than 50% owned, are reported using the equity method.

Revenues – Revenues are recognized in the period when services are provided. Radio revenues are reported when advertising is aired and when events are held, net of agency commissions. Agency commissions for the years ended December 31, 2003, 2002, and 2001 were $33.2 million, $31.2 million, and $27.7 million, respectively. Cable subscriber revenues are recognized when services are provided and billed. Cable installation revenues are recognized to the extent of direct selling costs incurred. Cable franchise fees, which may be up to 5% of subscriber revenues, must be collected and remitted to franchising authorities. Franchise fees are passed through to subscribers as permitted and are included in cable revenues. Internet and Other segment revenues are recognized when services are provided or performed. Media’s revenues were concentrated in the following media markets:

	2003	2002	2001
San Francisco	16%	17%	18%
York, PA	21%	21%	21%
Dallas — Fort Worth	16%	15%	15%

Advertising – Advertising costs are expensed as incurred.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies, continued

Interest - Interest paid was $27.8 million, $31.7 million and $33.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest relating to construction of buildings and equipment is capitalized as part of the related asset’s cost. Approximately $0.3 million and $0.5 million of interest was capitalized during the years ended December 31, 2003 and 2001, respectively.

Deferred financing costs, included in Investments and Other Assets, are amortized on a straight-line basis over the repayment period of the related debt. The method used does not differ materially from the effective interest method.

Income Taxes - Income taxes are based on the asset and liability method of accounting. Deferred income taxes reflects the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting bases at each year-end. Changes in enacted tax rates are reflected in the tax provision as they occur.

Stock-Based Compensation - Compensation expense is recognized in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Compensation expense on stock options granted is recognized using the fair value method. Since options are granted only for a non-public subsidiary, fair value is measured using minimum value. As of December 31, 2003 and 2002, both the number and value of stock options granted and outstanding were immaterial. See Note 7 for accounting treatment of the Radio Employee Stock Plan prior to April 1, 2002.

Recent Accounting Pronouncements - Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) specifies financial and reporting obligations pertaining to the retirement of tangible long-lived assets and associated retirement costs. Media adopted SFAS 143 as of January 1, 2003. Adoption had no material impact on Media’s financial position or results of operations. Cable could be required to remove equipment from utility poles if cable franchises and/or pole rental contracts were not renewed. However, management believes the likelihood of this occurrence is remote based on its cable franchise renewal history. If circumstances indicate that a cable franchise would not be renewed, a liability for asset removal would be recorded at that time.

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”), requires a guarantor to disclose its obligations under certain guarantees that it has issued in interim and annual financial statements for guarantees issued or modified after December 31, 2002. For certain guarantees, a guarantor may be required to recognize a liability for the fair value of the obligation at its inception. FIN 45 does not specify an approach for subsequently measuring and recording the change in fair value of the obligation. The interpretation’s disclosure provisions apply to interim or annual financial statements for periods ending after December 15, 2002. Media adopted this pronouncement as of January 1, 2003 without material impact.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31,

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies, continued

2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, that delayed implementation of FIN 46 for entities other than Special Purpose Entities. Media must adopt FIN 46R in 2005. The impact of this interpretation has not yet been determined.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments previously classified as equity to be classified as liabilities, or possibly assets, if they have certain characteristics. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. A Media subsidiary has non-controlling interests that are subject to mandatory repurchase. However, the FASB has indefinitely deferred implementation of SFAS 150’s provisions related to these non-controlling interests.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 revises or rescinds portions of interpretative guidance on revenue recognition. SAB No. 104 became effective immediately upon release and requires registrants to either restate prior financial statements or report a change in accounting principle. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial statements.

2.	Acquisitions

All acquisitions have been accounted for as purchases. The results of acquired operations have been included in the Consolidated Statements of Operations since their acquisition dates.

On August 1, 2003, Media purchased certain assets of WSOX-FM, an “Oldies” radio station, licensed to Red Lion, Pennsylvania from Lancaster-York Broadcasting, LLC for $23.0 million cash. Existing credit facilities funded the acquisition.

Effective June 30, 2003, Media acquired from Galaxy Cable, Inc. approximately 2,900 basic cable subscribers and related assets serving Canton, Mississippi for $5.2 million cash, including $0.2 million of working capital. Existing credit facilities were utilized to fund the acquisition. The subscribers will be integrated into the existing Rankin County operation after rebuild of the cable plant and headend elimination. Media anticipates that the rebuild and headend elimination will be completed by June 2004 at an estimated cost of $2.3 million.

On September 30, 2002, Media purchased the assets of Radio Station WYGY-FM from Caron Broadcasting, Inc. for $45.0 million cash. Radio Station WYGY-FM is licensed to Lebanon, Ohio and serves the Cincinnati, Ohio marketplace. Existing credit facilities were utilized for the acquisition.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Acquisitions, continued

On April 1, 2002, Cable purchased certain assets of Fairbanks Communications, Inc. for $26.7 million cash, including $0.1 million of working capital. The assets served 11,300 subscribers in the Lawrenceburg, Indiana area when acquired. The purchased assets are being integrated into the Midwest system. Existing credit facilities were utilized to finance the acquisition.

On August 31, 2001, Cable acquired the assets of River Valley Cable for $8.0 million cash. Existing credit facilities were used to finance the acquisition. This cable system served 3,800 customers when purchased and is contiguous to the Williamsport, PA cable system. The Company eliminated the headend and upgraded the cable plant which has been fully integrated into its Williamsport system.

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

On February 15, 2001, Radio purchased a forty-percent interest in 1051FM, LLC from Jesscom, Inc. (“Jesscom”) for $10 million cash. Existing credit facilities were used to finance the acquisition. The purchase cost was included in Investments and Other Assets. 1051FM, LLC owned a construction permit to build a Class C-1 radio station with call letters KFME-FM licensed to Garden City, Missouri, which serves the Kansas City market. Under the terms of a joint sales agreement, Radio sells commercial airtime on the station and Jesscom programs and operates the station. Radio is required to pay 1051FM, LLC’s monthly operating expenses and additional fees. On January 7, 2004, Media agreed to purchase Jesscom’s interests in 1051FM, LLC for $15.0 million. The purchase is subject to FCC approval. A second quarter 2004 closing is expected.

The purchase price of acquisitions are allocated to the tangible and intangible assets and to liabilities assumed at fair values. In determining fair value, Media makes estimates and assumptions that affect these allocations. Independent valuations are obtained to value significant acquisitions. Media’s estimates and assumptions are believed to be reasonable. Acquisitions have been allocated to the following classes of assets and liabilities (in thousands of dollars):

	2003	2002	2001
Radio
Plant and equipment	$571	$1,091	$—
Investments and other	—	—	10,000
Intangible assets	22,469	43,862	3,300

Total	$23,040	$44,953	$13,300

Cable
Plant and equipment	$180	$9,365	$696
Intangible assets	4,815	17,221	7,304

Total	$4,995	$26,586	$8,000

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Long-Term Debt

Long-term debt includes (in thousands):

	2003	2002
8.5% Senior Subordinated Notes	$150,000	$150,000
7.375% Senior Subordinated Notes	150,000	—
Term Loan “A”	76,000	92,000
Term Loan “B”	98,250	99,250
Revolving Credit Commitment	41,300	179,700
Other	155	187

	515,705	521,137
Less amounts payable within one year	34	17,032

	$515,671	$504,105

The $150.0 million 8.5% Senior Subordinated Notes are due in 2009. Interest is payable semi-annually. Media may call these notes beginning in 2004 at a 4.25% premium. The fair value of the notes was $157.5 million as of December 31, 2003.

On April 23, 2003, the Company issued $150.0 million of 7.375% Senior Subordinated Notes at par. The Notes are due in 2013. Interest is payable semi-annually. The $148.3 million net proceeds from issuance were immediately used to pay down the revolving credit facility. In June 2003, the Company exchanged the notes for Senior Subordinated Exchange Notes, with the same terms and maturity, that were registered with the Securities and Exchange Commission. The fair value of the notes was $156.4 million as of December 31, 2003.

The Company maintains Senior Secured Credit Facilities (“Facilities”) with a group of banks. The Revolving Credit Commitment began reducing in 2002. The Facilities’ term loans began amortizing in 2002. As of December 31, 2003, the Revolving Credit Commitment’s maximum borrowing was $190 million. The Revolving Credit Commitment and term loans bear interest at the LIBOR rate plus an applicable margin based on certain ratios. The effective interest rate on the Revolving Credit Commitment was 2.43% and 2.83% at December 31, 2003 and 2002, respectively. The interest rate on Term Loan “A” was 2.03% and 2.79% and the interest rate on Term Loan “B” was 3.66% and 3.9% at December 31, 2003 and 2002, respectively. Interest is payable quarterly or on maturity of a LIBOR-based tranche. At December 31, 2003, approximately $148.6 million was available for borrowing under the revolving credit commitment. On March 9, 2004, Media replaced the Facility (see Note 15). Debt maturities reflect terms of the new facilities.

The banks hold collateralized interests in certain FCC licenses and stock pledges from shareholders of the Company and its subsidiaries. The banks are further collateralized by a first lien on all assets (tangible and intangible) of the Company and its subsidiaries excluding realty and vehicles. The Company must maintain debt coverage and financial ratios at prescribed levels. The Company has further consented to restrict payment of common stock dividends, investment transactions with affiliates, ownership changes, sale of assets, and issuance of additional debt.

Derivative financial instruments are used solely to limit interest rate exposure related to the revolving credit commitment and are not used for trading purposes. As of December 31, 2003, the Company is party to a swap with a $20 million notional value that expires in 2005. The effect of this swap converts the interest rate on $20.0 million of variable rate debt to

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Long-Term Debt, continued

3.84% fixed rate debt. The Company has not elected hedge accounting for this swap. As of December 31, 2003 and 2002, interest rate swap liabilities were recognized at their $0.4 million and $0.7 million fair values, respectively. Interest swaps increased (decreased) interest expense for the years ended December 31, 2003, 2002 and 2001 by $(0.3) million, $(0.8) million and $1.5 million, respectively.

The non-current portion of long-term debt matures in the following years (in thousands):

2005	$37	2008	$215,550
2006	40	2009	150,000
2007	44	2013	150,000

4.	Income Taxes

The provision for income taxes is summarized as follows for the years ended December 31, (in thousands):

	2003	2002	2001
Current
Federal	$9,729	$7,857	$2,212
State	1,309	1,132	952

Total current	11,038	8,989	3,164

Deferred
Federal	12,637	7,173	2,588
State	1,695	1,742	664

Total deferred	14,332	8,915	3,252

Provision for income taxes	$25,370	$17,904	$6,416

Income tax payments for the years 2003, 2002, and 2001 were $9.9 million, $4.2 million, and $1.2 million, respectively.

The Company is included in the consolidated federal income tax return of its Parent. The Company’s tax provision is computed on a separate return basis. Losses of other companies in the consolidated federal return may reduce the Company’s tax payments. As of December 31, 2003 and 2002, the Company’s tax sharing account had a liability balance of $7.1 million and $5.6 million, respectively. The tax sharing account is included in accrued income taxes. The tax sharing account must be paid if a loss member leaves the consolidated tax return group.

Reconciliations of the difference between the U.S. statutory income tax rate and the Company’s effective book income tax rate follow:

	2003	2002	2001
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.9	5.7	(11.9)
Non-deductible charge for Radio Employee Stock Plan	—	18.2	(84.8)
Non-deductible amortization and expenses	0.4	0.9	(6.9)
Other	(0.9)	(5.3)	(2.0)

Effective book income tax rate	37.4%	54.5%	(70.6)%

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Income Taxes, continued

At December 31, 2003 and 2002, deferred tax assets and liabilities resulted from the following temporary differences (in thousands):

	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$789	$601
Investments	139	433
Self-insured risks	198	133
Intangible assets	3,318	2,605
State net operating loss carryforwards	6,633	5,581
Pension benefits	413	120
Deferred income	1,757	2,359
Investments in flow through entities	308	—
Liabilities not recognized for tax purposes	760	383
Tangible assets	—	827
Stock option benefits/deferred compensation	4,110	4,207

Total deferred tax assets before valuation allowances	18,425	17,249

Deferred tax liabilities:
Pension benefits	2,234	2,036
Tangible assets	26,033	22,709
Intangible assets	45,539	35,034
Investments in flow-through entities	2,395	2,032
Deferred income	148	—
Other liabilities	38	120

Total deferred tax liabilities	76,387	61,931

Valuation allowances	(6,633)	(5,581)

Net deferred tax liabilities	$64,595	$50,263

The Company has approximately $97.6 million and $77.9 million of state net operating loss carryforwards as of December 31, 2003 and 2002, respectively. The loss carryforwards were generated primarily by amortization and bonus depreciation. The Company has established a full valuation allowance for the tax effects of these loss carryforwards as utilization is uncertain. No current tax benefits have been provided for these state tax losses. The valuation allowance as of December 31, 2003 and 2002 was $6.6 million and $5.6 million, respectively.

SFAS No. 142 “Goodwill and Intangible Assets” stopped the amortization of goodwill and indefinite-lived assets (such as Radio FCC broadcast licenses and Cable franchise values) for financial statement purposes as of January 1, 2002. Since amortization on these assets are allowed for tax purposes, deferred income tax liabilities related to these assets will become larger unless these assets are sold or an impairment is recognized.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets and Goodwill

Intangible assets are comprised of the following (in thousands):

	2003	2002
Indefinite-lived, at carrying value:
Federal Communications Commission licenses	$306,411	$295,379
Cable franchise values	74,299	72,017
Goodwill	14,793	13,971

Subtotal	395,503	381,367

Finite-lived, at cost:
Cable subscriber lists	12,152	10,630
Favorable leases	3,348	3,348
Exclusive cable rights	1,988	—
Other	1,195	865

	18,683	14,843
Less accumulated amortization	11,720	8,327

Subtotal	6,963	6,516

	$402,466	$387,883

Prior to adoption of SFAS 142, goodwill and FCC licenses were amortized over 40 year periods using the straight-line method. Cable franchise values were formerly amortized over 15 years using the straight-line method. Upon adoption of SFAS 142 on January 1, 2002, amortization of FCC licenses, cable franchise values and goodwill ceased. The following financial information is presented as if SFAS No. 142 was adopted as of January 1, 2001 (in thousands):

	2003	2002	2001
Net income (loss):
As reported:	$36,187	$11,162	$(17,203)
SFAS No. 142 impact	—	—	9,165

As adjusted	$36,187	$11,162	$(8,038)

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets and Goodwill, continued

Changes in the carrying value of goodwill and indefinite-lived intangible assets follow (in thousands):

Radio Federal Communications Commission Licenses:
Balance January, 1 2002	$245,960
Acquisitions	39,419
Contract fee payable	10,000

Balance December 31, 2002	295,379
Acquisitions	21,032
Contract fee payable	(10,000)

Balance December 31, 2003	$306,411

Cable Franchise Values:
Balance January 1, 2002	59,488
Acquisitions	12,342
Purchase price reallocation	187

Balance December 31, 2002	72,017
Acquisitions	3,248
Purchase price reallocation	(966)

Balance December 31, 2003	$74,299

			Internet &
	Radio	Cable	Other	Total
Goodwill:
Balance January 1, 2002	$1,964	$5,227	$6,898	$14,089
Acquisitions	4,443	207	—	4,650
Purchase price reallocation	232	—	—	232
Impairment loss	—	—	(5,000)	(5,000)

Balance December 31, 2002	6,639	5,434	1,898	13,971
Acquisitions	1,188	147	—	1,335
Purchase price reallocation	(513)	—	—	(513)

Balance December 31, 2003	$7,314	$5,581	$1,898	$14,793

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

As required by SFAS 142, the Company evaluated the recoverability of its goodwill and indefinite-lived intangible assets as of December 31, 2002. Based on an impairment assessment of these assets, a $5.0 million Internet goodwill impairment loss was recognized. The Parent’s independent appraisal for ESOP valuation purposes as of December 31, 2002 was utilized in determining the impairment loss. For disclosures related to the consolidated statements of cash flows, the Internet and other goodwill impairment loss is a non-cash item.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets and Goodwill, continued

Cable subscriber lists are amortized based on independent appraisals. Favorable leases are amortized using the straight-line method over their respective terms. Total amortization for the years ended December 31, 2003, 2002, and 2001 was $2.5 million, $1.8 million, and $14.9 million, respectively. These finite-lived intangible assets amortize as follows (in thousands):

2004	$1,870	2007	$697
2005	1,188	2008	534
2006	926	Thereafter	1,748

WHMA-FM was moved from Anniston, Alabama in 2001 to serve the Atlanta, Georgia metropolitan area based upon a FCC Report and Order. The original purchase agreement provided that if a Final Order was received by May 2003, Media would pay the sellers an additional $10 million. Management believed that it was probable that a timely Final Order would be issued and accordingly recorded a contract fee payable for the $10 million in 2002. Since a Final Order was not issued in the time required, management and counsel believe that payment is not due. The contract fee payable and the corresponding intangible assets were reversed in September 2003. The reversal was treated as a noncash transaction for disclosures related to the consolidated statement of cash flows.

6.	Investments and Other Assets

A subsidiary is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider. Our partner in this partnership is not included in its parent’s bankruptcy filings. Partnership operations are continuing. As of December 31, 2003 and 2002, Media’s investments and other assets included $2.5 million and $3.9 million related to this partnership, respectively. For the years ended December 31, 2003, 2002 and 2001, a $0.6 million loss, a $0.6 million loss and $1.4 million of income were included in the statement of operations, respectively. On December 19, 2003, Media signed a dissolution agreement that would distribute certain assets and customers to the partners. Media intends to continue operations after the expected May 2004 dissolution.

Unamortized deferred financing expenses were $5.4 million and $4.8 million at December 31, 2003 and 2002, respectively.

Investment losses totaling $1.5 million were recognized during the year ended December 31, 2001 based on management’s judgment that Media’s investments in Radiowave and Etour were not realizable. The losses were included in other expense.

7.	Radio Employee Stock Plan

Radio’s Employee Stock Plan (“Plan”) allows certain key employees to purchase Susquehanna Radio Corp. Class “B” non-voting common stock at a formula value set by the Plan. For each share purchased, participants receive an immediately vested option to purchase two additional shares at the same price. Total shares and options offered may not exceed 4,000,000 shares. Options expire ten years and one month after grant date. Options

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Radio Employee Stock Plan, continued

awarded may be subject to settlement in cash. Shares are subject to repurchase by Radio, generally at values determined annually by the Plan agreement. Radio has a right of first refusal to purchase outstanding shares and may require a terminated employee to resell outstanding shares at the current formula value. An employee who dies or becomes disabled, who retires on or after the age of 60 or who terminates employment at or after age 60 may require Radio to repurchase outstanding shares. Participants may require redemption of shares on a change of control. The Plan’s transaction year is April 1 through March 31. Although Radio may modify, suspend, or terminate the Plan at any time, previously offered purchase rights or options are not subject to change.

On April 10, 2000, Susquehanna Pfaltzgraff Co.’s Board of Directors changed the method of determining the Plan’s share value effective July 1, 2000. Over a period that ended April 1, 2002, Plan share value transitioned from a formula value to a value based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). On July 1, 2000, share value was based one-third on Appraised Value and two-thirds on formula value. As of April 1, 2001, share value was based two-thirds on Appraised Value and one-third on formula value. As of April 1, 2002 and thereafter, Plan share value is based on Radio’s Appraised Value.

The July 1, 2000 change in the method for valuing shares was reconsidered to be a plan modification that subjected shares formerly accounted for under APB 25 to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As of July 1, 2000, shares formerly accounted for as minority interests were reclassified to a Radio Employee Share Plan Liability. As of April 1, 2002, Plan shares were reclassified from Radio Share Plan Liability to minority interests. Subsequent increases in Plan share value are recognized on April 1st of each year as a component of minority interests in the consolidated statement of operations.

On June 18, 2002, certain key employees purchased a total of 1,390 newly issued Plan shares at $17.06 per share. For each share purchased, a fully vested option was granted to purchase two additional shares at $17.06 per share during a period ending ten years and one month from the purchase date. A $0.3 million compensation expense was recognized related to the sale of stock and grant of options.

In May 2003, Susquehanna Radio Corp. repurchased and retired approximately $6.6 million of Plan shares. Existing credit facilities were utilized to fund the repurchases.

In August 2003, Susquehanna Radio Corp.’s shares and options were split ten for one. The number of prior shares and their values have been restated for the split.

On November 13, 2003, certain key employees were granted vested options to purchase 81,100 Plan shares at $23.86 per share. Compensation expense of $0.3 million was recognized related to this grant.

As of December 31, 2003, the total value of outstanding Plan shares was approximately $47.5 million. This liability was included in accrued employee-related costs ($6.5 million) and minority interests ($41.0 million). Unexercised Plan share options as of December 31, 2003 totaled 108,300.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Cable Performance Share Plan

The Susquehanna Cable Co. Performance Share Plan is a non-qualified deferred compensation plan for certain key employees. Participants are granted performance share rights that may be purchased by deferring compensation. Cable performance shares are accounted for as stock appreciation rights. Participants may require redemption of shares on a change of control. On April 10, 2000, the Susquehanna Pfaltzgraff Co. Board of Directors also changed the method of determining performance share value. Performance shares were formerly valued using a formula based on stockholders’ equity and prior earnings.

Over a period that ended April 1, 2002, performance share value transitioned to a value based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). On July 1, 2000, performance share value was based one-third on Appraised Value and two-thirds on the previous formula value. On April 1, 2001, performance share value was based two-thirds on Appraised Value and one-third on the previous formula value. On April 1, 2002 and annually thereafter, changes in performance share value are based on Cable’s Appraised Value and are recognized in the statement of operations.

Based on the ESOP valuations performed as of December 31, 2002, 2001, and 2000, a $0.4 million expense reduction, a $4.1 million expense and a $4.2 million expense was recognized in 2003, 2002 and 2001, respectively. The change in performance shares is included in general and administrative expenses.

On June 18, 2002, certain key employees purchased a total of 250 Cable performance shares at $267.91 per share. For each share purchased, a fully vested option was granted to purchase two additional performance shares at $267.91 per share during a period ending ten years and one month from the purchase date. A $0.1 million compensation expense was recognized related to the sale of performance shares and issuance of performance share options.

As of December 31, 2003 and 2002, the fair value of outstanding Cable performance shares, as contained in other liabilities, was $10.3 million and $10.7 million, respectively.

9.	Employee Benefits

Full-time employees participate in an Employee Stock Ownership Plan (ESOP) of the Company’s Parent. ESOP expense of approximately $12.0 million, $9.1 million and $8.3 million, was recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

Coincident with the ESOP’s 1999 creation, the Company made a $116.9 million twenty-year loan to its Parent at a 6% interest rate. Loan proceeds were used to fund the Parent’s ESOP. On July 18, 2001, coincident with a second ESOP transaction, the Company loaned its Parent $14.6 million at a 6.5% interest rate.

Many full-time Company employees were covered by its Parent’s Susquehanna Pfaltzgraff Co. Pension Plan, a noncontributory qualified defined benefit pension plan. Benefits under this pension plan were based on employees’ years of service and earnings over part or all of their careers through April 1999, when benefit accruals ceased.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Benefits, continued

The funded status of the Parent’s pension plan at December 31, was as follows (in thousands):

	2003	2002
Benefit obligation, beginning of year	$29,318	$26,779
Interest cost	1,972	1,887
Actuarial losses	3,646	1,888
Benefits paid	(1,405)	(1,236)

Benefit obligation, end of year	33,531	29,318

Fair value of plan assets, beginning of year	30,098	35,437
Actual return on plan assets	7,662	(4,103)
Benefits paid	(1,405)	(1,236)

Fair value of plan assets, end of year	36,355	30,098

Excess of fair value of plan assets over benefit obligation at end of year	2,824	780
Unrecognized net actuarial loss	8,389	9,298
Unrecognized prior service costs	576	621

Prepaid pension cost at December 31,	$11,789	$10,699

The Parent’s pension plan’s net pension costs for the years ended December 31, included the following components (in thousands):

	2003	2002	2001
Service cost	$200	$210	$210
Interest cost	1,972	1,887	1,787
Expected return on plan assets	(3,307)	(3,444)	(3,297)
Amortization of net asset	—	—	(53)
Amortization of prior service cost	44	44	44

Net periodic pension cost (income)	$(1,091)	$(1,303)	$(1,309)

The Company recognized negative pension cost of $0.3 million, $0.5 million, $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in investments and other assets were prepaid pension costs of $5.8 million and $5.3 million as of December 31, 2003 and 2002, respectively.

The Parent’s funding policy is to make contributions, as required by various regulations, not to exceed the maximum amounts deductible for federal income tax purposes (none in 2003, 2002 and 2001). Plan assets, primarily listed bonds and stocks, are held by independent trustees. The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 6.1% and 6.75% for 2003 and 2002, respectively. The expected long-term rate of return on Plan assets was 8.75% for both 2003 and 2002.

The Parent also sponsors a defined contribution (401k) plan, which covers all full-time employees. The plan matches 75% of the first 2% of salary contributed by a participant. From September 7, 2001 through May 1, 2002, the match was suspended as a cost-savings measure. The Company contributed approximately $0.9 million, $0.5 million, and $0.6 million to this plan for the years ended December 31, 2003, 2002 and 2001, respectively.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Lease Commitments

Rental expense for operating leases was $6.7 million, $6.0 million and $6.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Annual aggregate minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2004	$4,939	2007	$4,129
2005	4,804	2008	2,954
2006	4,624	2009 and beyond	10,861

11.	Related Parties

The Company purchases management services, office space and administrative services from related parties, primarily its Parent. General and administrative expenses for the following years included (in thousands):

	2003	2002	2001
Management fees	$6,711	$6,326	$5,743
Accounting, internal audit and tax services	1,255	955	855
Human resources	1,028	1,049	957
Treasury	385	366	317
Occupancy, vehicle rentals and administrative services	286	519	870

	$9,665	$9,215	$8,742

Expenses are allocated based on the Parent’s best estimates of proportional or incremental costs; whichever is more representative of costs on a stand-alone basis. In management’s opinion, expenses shown in the financial statements approximate expenses on a stand-alone basis.

Media purchased approximately 34,000 square feet of office space in a building constructed by a related company, at a total cost of approximately $3.6 million in February 2003. Terms of the purchase were no less favorable than terms for unrelated purchasers of office space in the project. Existing credit facilities were utilized to fund the purchase.

Media has notes receivable from Parent that require level annual repayments of principal and interest through 2018. The notes have an average interest rate of 6.1%. The Parent used the proceeds from these notes to make loans to its ESOP. On December 30, 2003 and 2002, the Parent made principal payments of $4.4 million and $4.2 million, respectively. Due to the Parent-subsidiary relationship, it is impracticable to determine the fair value of these notes.

Media’s preferred stock is held by related parties.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Contingencies and Commitments

On July 10, 2003, Media signed a purchase agreement with RCN Telecom Services, Inc. to acquire the assets of the cable system serving Carmel, New York for $120.0 million cash. The cable system serves approximately 29,000 video subscribers. A $10 million deposit on the acquisition was included in Investments and Other Assets at December 31, 2003. On March 9, 2004 this acquisition was completed (see Note 15).

KNBR, Inc., a subsidiary of Media, is a limited partner in San Francisco Baseball Associates L.P. KNBR, Inc. has entered into a rights agreement that allows radio station KNBR-AM to broadcast Giants’ baseball games through the 2004 baseball season. The agreement requires annual rights payments ranging to $6 million in 2004. KNBR, Inc. expensed rights payments of $5.7 million during the 2003 baseball season and $5.4 million during the 2002 baseball season.

On October 26, 2001, the National Football League (NFL) approved a contract extending KCFX-FM’s broadcast rights for the Kansas City Chiefs NFL franchise through the 2006 football season. The contract requires rights payments ranging from $2.8 million for the 2003 football season to $3.2 million for the 2006 football season.

An unrelated cable television Multiple System Operator (MSO) owns a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Cable’s operating subsidiaries. If the MSO offers to purchase Media’s interest in its cable television operations, Media must either accept or reject the offer within sixty days. If Media rejects the offer, the MSO may require Media to repurchase the MSO’s holdings at the offer price plus a fee equal to 3% of the MSO’s $25.0 million investment, compounded annually from 1993.

Cable pays programming fees monthly under multi-year contracts based on the number of subscribers receiving the programming. Programming costs may increase over a contract’s life. Cable programming costs, included in the statements of operations’ operating and programming expenses, were as follows for the years ended December 31, (in thousands):

2003	2002	2001
$35,085	$32,839	$27,415

The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In management’s opinion, the Company’s recovery, if any, or the Company’s liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.

13.	Segments

The Company’s four business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Segments, continued

three reportable segments: Radio, Cable, and Internet and Other. Internet and Other include Internet access, hosting, and web creation revenues. Operating income from intersegment revenues is not significant.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income of the respective business units.

Segment information for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

			Internet
	Radio	Cable	and Other	Consolidated
For the Year Ended December 31, 2003
Operating income (loss)	$62,599	$30,429	$(511)	$92,517
Interest expense, net	6,909	10,619	13,192	30,720
Depreciation and amortization	6,467	23,931	571	30,969
Income (loss) before income taxes and minority interests	55,521	19,810	(7,409)	67,922
Provision (benefit) for income taxes	20,130	7,820	(2,580)	25,370
Identifiable assets	417,532	231,258	128,360	777,150
Capital expenditures	6,769	25,347	1,455	33,571
For the Year Ended December 31, 2002
Operating income (loss)	$42,617	$21,082	$(7,431)	$56,268
Interest expense, net	6,272	10,773	12,155	29,200
Radio Employee Stock Plan	17,065	—	—	17,065
Depreciation and amortization	5,745	23,125	600	29,470
Income (loss) before income taxes and minority interests	35,592	10,309	(13,077)	32,824
Provision (benefit) for income taxes	18,477	4,210	(4,783)	17,904
Identifiable assets	400,912	216,996	128,619	746,527
Capital expenditures	5,710	20,902	1,717	28,329
For the Year Ended December 31, 2001
Operating income (loss)	$19,599	$7,764	$(5,208)	$22,155
Interest expense, net	9,099	11,861	16,927	37,887
Radio Employee Stock Plan	22,305	—	—	22,305
Depreciation and amortization	12,012	28,789	1,038	41,839
Income (loss) before income taxes and minority interests	9,438	(4,096)	(14,435)	(9,093)
Provision (benefit) for income taxes	12,409	(790)	(5,203)	6,416
Identifiable assets	341,999	188,412	135,314	665,725
Capital expenditures	8,539	22,772	428	31,739

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Valuation and Qualifying Accounts

Changes in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):

		Additions
	Balance	Charged
	at	to Costs	Deductions	Balance
	Beginning	and	from	at End
	of Year	Expenses	Reserves	of Year
2003	$2,111	$2,835	$3,227	$1,719
2002	$1,970	$3,780	$3,639	$2,111
2001	$1,920	$4,602	$4,552	$1,970

Additions charged to costs and expenses are net of recoveries.

15.	Subsequent Events

On March 9, 2004, Media purchased cable systems from RCN Corporation (“RCN”) for approximately $120 million. The systems serve approximately 29,000 subscribers in and around Carmel, New York with video, high-speed data and telephony services.

The purchase price has been tentatively allocated based on a draft independent valuation as follows (in thousands):

Tangible assets
Cable distribution and premises equipment	$29,499
Other tangible assets	1,269
Intangible assets with determinable lives
Acquired subscriber base	34,340
Intangible assets with indefinite lives
Cable franchise values	54,266
Goodwill	626

Total	$120,000

Purchase price adjustments and working capital prorations will be finalized within ninety days after closing. Additional closing costs and taxes may be allocated to the purchase price.

RCN has agreed to provide transition services to support telephony services for a period of time and to assist Media in migrating the video and high-speed data subscriber base to Media’s own billing, customer care and provisioning systems for additional fees.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Events, continued

Media funded the acquisition on March 9, 2004 utilizing new credit facilities (“New Facilities”) totaling $600 million that replaced its prior senior credit facilities (“Old Facilities”). Proceeds from the New Facilities were used to repay all of the Old Facilities. Financial and other covenants related to the New Facilities are generally no more restrictive than financial and other covenants in the Old Facilities.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     As previously reported, effective December 19, 2002, our board of directors engaged KPMG LLP as our independent accountants to replace PricewaterhouseCoopers LLP, who was dismissed as our independent accountants on November 15, 2002.

Item 9A. Controls and Procedures.

     Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met and that the maintenance and monitoring of such control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our by-laws provide that the number of directors shall not be less than three nor more than seven and may be fixed from time to time by resolution of our board of directors. Our board is currently comprised of six directors. All members of our board of directors are elected annually by our sole shareholder and corporate Parent, Susquehanna Pfaltzgraff Co.

     The following table sets forth certain information with respect to our directors and executive officers and other key employees:

Name	Age	Position(s)
William H. Simpson	61	Chairman of the Board of Directors
Louis J. Appell, Jr.	79	Director
Peter P. Brubaker	57	Director, Chief Executive Officer and President
Craig W. Bremer	55	Secretary and General Counsel
John L. Finlayson	62	Director and Vice President
David E. Kennedy	51	Director and Vice President
Alan L. Brayman	52	Treasurer
James D. Munchel	49	President and Chief Operating Officer of
		Susquehanna Cable

     William H. Simpson is the Chairman of the Board of Directors and has been a director since 1993. He has been employed by Susquehanna Pfaltzgraff or an affiliated corporation since 1971 and was promoted to his current position as President and Chief Executive Office on January 1, 2002. He was formerly President of The Pfaltzgraff Co. from 1981 to 2001 and Vice President and General Counsel of Susquehanna Pfaltzgraff from 1971 to 1981. Mr. Simpson is a graduate of the United States Air Force Academy and Harvard Law School.

     Louis J. Appell, Jr. is a Director of Susquehanna Media, a position he has held since 1993. He is also Chairman of the Board of Susquehanna Pfaltzgraff. He has over fifty years of experience in the communications industry. Mr. Appell holds a BA degree from Harvard College.

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

     Craig W. Bremer is the Secretary and General Counsel of Susquehanna Media, positions he has held since 1993. He is also the Secretary of Susquehanna Pfaltzgraff. Mr. Bremer has been employed by Susquehanna Pfaltzgraff since 1978. Prior to joining Susquehanna Pfaltzgraff, Mr. Bremer was an associate with a law firm in Harrisburg, Pennsylvania. He holds a JD degree from Dickinson School of Law and is a member of the Pennsylvania Bar. He earned a BA degree from Washington & Lee University.

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

     Alan L. Brayman is the Treasurer of Susquehanna Media. He is also Vice President and Treasurer of Susquehanna Pfaltzgraff Co. Mr. Brayman joined Susquehanna Media in February 1998. Prior to that, he was a principal of Global Treasury Solutions from 1996 through January 1998. Mr. Brayman was also Assistant Treasurer and an officer of VF Corporation, an apparel manufacturer, from January 1993 to December 1995. Prior to that, Mr. Brayman was employed by Armstrong World Industries Inc., a diversified manufacturer, from 1973 to 1992, where he was Assistant Treasurer. Mr. Brayman is a graduate of the University of Delaware and has an MBA from Shippensburg University.

     James D. Munchel is the President and Chief Operating Officer of Susquehanna Cable. Mr. Munchel oversees the operations of all Susquehanna Cable systems. He joined a predecessor of Susquehanna Media in 1981 and was promoted to General Manager of the York cable system in 1986. Mr. Munchel was promoted to his current position in 1999. He is a graduate of Shippensburg University.

     We do not have a standing audit committee. However, the audit committee of our corporate parent and sole shareholder, Susquehanna Pfaltzgraff Co., serves as our audit committee and is designated to oversee our financial reporting process. The audit committee has a written charter that provides that the audit committee recommend the engagement of the principal accountant to our board of directors. The audit committee approves all fees paid to the principal accountant. The principal accountant is permitted to perform only services that are pre-approved by the audit committee. Our corporate parent is a privately-held company and is not required to, and has not designated an audit committee financial expert.

     We have not adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions as defined in Item 406 of Regulation SK. Adoption of a code of ethics will be on the agenda for our corporate parent’s May 2004 meeting of its Board of Directors. Such Code of Ethics will apply to all subsidiaries.

Item 11. Executive Compensation

     We do not compensate directors for services provided in that capacity.

     We have no executive employees. All of our executive officers are also executive officers of Susquehanna Pfaltzgraff Co., our parent company. Susquehanna Pfaltzgraff paid all compensation of our executive officers under a management agreement between Susquehanna Pfaltzgraff and us. Under that agreement, we pay a fee to Susquehanna Pfaltzgraff for executive office space, services of the legal department and management services, including compensation for the services rendered to us by the executive officers of Susquehanna Pfaltzgraff. Under the agreement, we paid a management fee in the amount of $6.7 million in 2003. As executive officers of Susquehanna Pfaltzgraff, our executive officers will continue to render services to Susquehanna Pfaltzgraff and its other subsidiaries in addition to us.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Susquehanna Media Co.

     We have the authority under our charter to issue 1,100,000 shares of common stock, par value $1.00 per share, and 110,000 shares of 7% cumulative preferred voting stock, par value $100.00 per share. As of December 31, 2003, we had outstanding 1,100,000 shares of common stock and 70,499.22 shares of preferred stock. The holders of our preferred stock are entitled to an annual cumulative preferential dividend of $7.00 per share. After payment of the preferred stock dividend, holders of our preferred stock do not participate in dividends on our common stock. In the event of a liquidation of our company, our preferred stockholders are entitled to a $100.00 liquidation preference and any accrued and unpaid preferred stock dividends. Thereafter, only common stockholders are entitled to distributions. Our preferred stock is not convertible into our common stock. The holders of our preferred stock and common stock vote together as one class on all matters voted upon by our stockholders. Both classes receive one vote per share.

     All of the outstanding common stock of Susquehanna Media is owned by our parent, Susquehanna Pfaltzgraff Co. (“Susquehanna Pfaltzgraff”). All of our preferred stock is owned by related parties. The following table sets forth certain information regarding the beneficial ownership of our preferred stock as of December 31, 2003 by:

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

	Shares Beneficially Owned
Name Of Beneficial Owner	Number	Percent
Directors and Executive Officers
Louis J. Appell, Jr. (1)	5,095.98	7.2%
Peter P. Brubaker	793.77	1.1%
Craig W. Bremer	—	—
William H. Simpson	—	—
John L. Finlayson	—	—
Alan L. Brayman	—	—
David E. Kennedy	—	—
All directors and executive officers as a group (7 persons)	5,889.75	8.3%
Other 5% Holders
Louis J. Appell, III (2)	7,513.71	10.7%

	Shares Beneficially Owned
Name Of Beneficial Owner	Number	Percent
Helen F. Appell, II (3)	7,513.71	10.7%
Barbara F. Appell (4)	7,513.71	10.7%
Walter M. Norton (5)	32,085.41	45.5%

(1)	Shares held by Louis J. Appell, Jr. and Josephine S. Appell, as trustees of the Louis J. Appell, Jr. revocable trust. Address is 140 East Market Street, York, PA 17401.

(2)	Address is 1331 Via Colonna Terrace, Davis, CA 95616.

(3)	Address is 1700 Powder Mill Road, York, PA 17403.

(4)	Address is 306 West Princess Street, York, PA 17404.

(5)	Of these shares, (a) 8,324.26 are held jointly with Helen A. Norton; (b) 5,109.81 are held individually; (c) 277.48 are held by Helen A. and Walter M. Norton as trustees of the Helen A. Norton revocable trust; and (d) 18,373.86 are held in trust by Walter M. Norton. Address is 126 Skassen Lane, Harpswell, ME 04079.

     Susquehanna Pfaltzgraff

     Susquehanna Pfaltzgraff Co. (Susquehanna Pfaltzgraff) has the authority under its charter to issue 40,000,000 shares of common stock, par value $.01 per share, 50,000,000 shares of ESOP common stock, par value $.01 per share, and 10,000,000 shares of Class A nonvoting common stock, par value $.01 per share. At December 31, 2003, we had outstanding 18,241,800 shares of common stock, 6,808,505 shares of ESOP common stock and 2,297,000 shares of Class A nonvoting common stock. The holders of the ESOP common stock are entitled to an annual cumulative preferential dividend of approximately $1.05 per share through 2008. After payment of the ESOP common stock dividend, the ESOP common stock, the common stock and the Class A nonvoting common stock share equally and ratably on a share for share basis in dividends. In the event of a liquidation of Susquehanna Pfaltzgraff, the holders of ESOP common stock are entitled to the payment of all accrued and unpaid dividends before any distributions to holders of common stock or Class A common stock. Thereafter, all three classes of stock share in distributions on a pro rata basis. Except as required by law, the holders of Class A nonvoting common stock have no voting rights. Each share of common stock and ESOP common stock is entitled to one vote on all matters submitted to a vote of stockholders.

     The following table sets forth certain information regarding the beneficial ownership of Susquehanna Pfaltzgraff’s common stock, ESOP common stock and Class A nonvoting common stock as of December 31, 2003 by:

•	each of our directors and executive officers;

•	all of our directors and executive officers as a group; and

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding common stock.

     Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

		Percentage	Number of	Percentage	Number of
	Number of	of	ESOP	of ESOP	Class A	Percentage
	Common	Common	Common	Common	Common	Of Class A
	Shares	Shares	Shares	Shares	Shares	Common Shares	Total
Name of Beneficial	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Voting
Owner	Owned	Owned	Owned	Owned	Owned	Owned	Power (4)
Directors and Executive Officers
Louis J. Appell, Jr. (1)	—	—	57	—	1,252,900	54.5%	—
William H. Simpson (1)	—	—	2,196	—	420,860	18.3%	—
Peter B. Brubaker (1)	—	—	2,616	—	310,450	13.5%	—
John L. Finlayson (1)	—	—	2,416	—	311,485	13.6%	—
Craig W. Bremer (1)	—	—	2,374	—	—	—	—
Alan L. Brayman (1)	—	—	2,296	—	—	—	—
David E. Kennedy (1)	—	—	2,616	—	—	—	—
Officers and directors as a group (7 persons)	—	—	—	—	2,295,695	99.9%	—
Other 5% Holders
Louis J. Appell Trusts (2)	16,824,300	92.2%	—	—	—	—	67.2%
Susquehanna Pfaltzgraff ESOP (3)	—	—	5,301,473	77.9%	—	—	27.2%

(1)	All addresses are 140 East Market Street, York, PA 17401.

(2)	Includes shares held as follows: (a) Louis J. Appell residuary trust for the benefit of Louis J. Appell, Jr. (5,861,800 shares); (b) Louis J. Appell residuary trust for the benefit of Helen A. Norton (5,922,793 shares); and (c) Louis J. Appell residuary trust for the benefit of George N. Appell and his descendants (4,993,600 shares). Addresses for each trust are 140 East Market Street, York, PA 17401.

(3)	Held of record by State Street Bank and Trust Co., as trustee of the Susquehanna Pfaltzgraff Co. Employee Stock Ownership Plan. Address is P.O. Box 1521, Boston, MA 02104-9818.

(4)	Except in limited circumstances, the ESOP trustee votes all allocated ESOP shares held in trust. Therefore, voting power reflects the voting of all allocated trust shares.

Item 13. Certain Relationships and Related Transactions

     Related Party Transactions

     Susquehanna Pfaltzgraff, our parent company, provides us with management services, executive office space and services of the legal department. Under an agreement between Susquehanna Pfaltzgraff and us, we paid a management fee for such services in 2003 and 2002 in the amount of $6.7 million and $6.3 million, respectively. Susquehanna Pfaltzgraff also provides us, at cost, accounting and tax services, human resources services, treasury services and administrative services. For such services in 2003 and 2002, we paid Susquehanna Pfaltzgraff an aggregate of $2.9 million in both years. Expenses are allocated based on the parent’s best estimates of proportional or incremental cost, whichever is deemed more representative of cost on a stand-alone basis.

     We purchased approximately 34,000 square feet of office space in a building constructed by a related company at a total cost of approximately $3.6 million in February 2003. Terms of that purchase were no less favorable than terms for unrelated purchasers in the same project.

     An indirect subsidiary of ours leased vehicles and equipment from Queen Street Leasing until December 2002 when it purchased the vehicles and equipment for $0.4 million. Radio leased a studio property from G-III Partners until December 2002, when Radio purchased the building for $1.4 million based on an independent appraisal. We paid Queen Street Leasing and G-III Partners approximately $133,000 and $178,000, respectively, in 2002 under such leases. Queen Street Leasing and G-III Partners were limited partnerships owned directly and indirectly by Susquehanna Pfaltzgraff Co. and certain members of the Appell families. In December 2002, both limited partnerships ceased operations and were subsequently dissolved.

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

     Upon completion of the 1999 offering of senior subordinated notes, we loaned $116.9 million to Susquehanna Pfaltzgraff, which it then loaned to its newly formed employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase approximately $116.9 million of Susquehanna Pfaltzgraff Co.’s common stock from trusts for the benefit of Mr. Appell, his siblings and certain members of their families. On July 18, 2001, we loaned $14.6 million to Susquehanna Pfaltzgraff, which it then loaned to its employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase a similar amount of Susquehanna Pfaltzgraff stock from members of the Appell families. Our employees participate in the employee stock ownership plan. The loans to Susquehanna Pfaltzgraff Co. matures on December 30, 2018 and bears interest at a per annum rate of 6.0% on the original loan and 6.5% on the 2001 loan. We expect the loan to be repaid in annual installments of principal and interest. Related interest income was $6.9 million, $7.2 million and $6.9 million in 2003, 2002 and 2001, respectively.

     We have 70,499.22 shares of voting preferred stock, $100 par value per share outstanding. The holders of the preferred stock are entitled to a cumulative annual dividend of 7.0%. The total amount of dividends paid on the preferred stock in 2003 was $0.5 million. The preferred stock is held by certain members of Mr. Appell’s family, trusts of which such persons are trustees or beneficiaries and Peter P. Brubaker. The holders of the preferred stock have no right to require us to redeem their preferred stock.

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

Item 14. Principal Accounting Fees and Services

     Audit Fees. The aggregate fees billed by our principal accountant, KPMG LLP, for professional services rendered for the audit of Media’s annual financial statements, review of financial statements included in Form 10-Q or services provided in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were $222,500 and $250,000, respectively.

     Media paid no other audit-related, tax or other fees to KPMG LLP during these periods.

     Susquehanna Pfaltzgraff Co. holds all of Media’s common stock. Its audit committee functions as Media’s audit committee. The audit committee charter provides that the audit committee recommends engagement of the principal accountant to the Board of Directors. The audit committee approves all fees paid to the principal accountant. The principal accountant is permitted to perform only services pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements Filed:

Please refer to Item 6 - Selected Annual and Quarterly Financial Data and Item 8 — Consolidated Financial Statements and Supplementary Data.

3.	Exhibits Filed:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated May 11, 2000, among Susquehanna Radio Corp. and Entercom Communications Corp., Entercom Kansas City, LLC and Entercom Kansas City License, LLC (incorporated herein by reference from Exhibit 2 to the Company’s Current Report on Form 8-K filed August 2, 2000, file no. 333-80523)

3.1	Certificate of Incorporation of Susquehanna Media Co., as amended (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

3.2	By-laws of Susquehanna Media Co. (incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.1	Indenture for the 81/2% Senior Subordinated Notes due 2009, dated as of May 12, 1999, between Susquehanna Media Co. and Chase Manhattan Trust Company, National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.2	Form of Exchange Global Note for 81/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.3	Form of Exchange Certificated note for 81/2% Senior Subordinated Note due 2009 (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.4	Indenture for the 7.375% Senior Subordinated Notes due 2013, dated as of April 23, 2003, between Susquehanna Media Co. and J. P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-4, file No. 333-104963)

4.5	Form of Exchange Global Note for 7.375% Senior Subordinated Note due 2013 (incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4, file No. 333-104963)

Exhibit Number	Description

4.6	Form of Exchange Certificated note for 7.375% Senior Subordinated Note due 2013 (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-4, file No. 333-104963)

10.1	$450 million syndicated credit facility arranged by First Union Capital Markets Corp. (incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

10.2	Agreement dated November 6, 1992, by and among Lenfest Communications, Inc., Susquehanna Cable Co. and certain subsidiaries of Susquehanna Cable Co., as amended (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

10.3	Management Agreement dated May 24, 1993 by and between Susquehanna Pfaltzgraff Co. and Susquehanna Media Co. (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

12	Computation of ratios of earnings to fixed charges

21	Subsidiaries of Susquehanna Media Co. (incorporated herein by reference from Exhibit to the Company’s Registration Statement on Form S-4, file No. 333-80523)

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Fourth Quarter 2003 Reports on Form 8-K.

     We filed a Current Report on Form 8-K (Item 12) on November 13, 2003 with respect to our earnings press release for the three and nine months ended September 30, 2003.

Supplementary Information to be Furnished With Reports filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

     No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2003. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA MEDIA CO.

/s/ Peter P. Brubaker

	By:	Peter P. Brubaker,
Chief Executive Officer and President
Date: March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William H. Simpson William H. Simpson	Chairman of the Board of Directors	March 29, 2004

/s/ Louis J. Appell, Jr. Louis J. Appell, Jr.	Director	March 29, 2004

/s/ Peter P. Brubaker Peter P. Brubaker	Director, Chief Executive Officer and President	March 29, 2004

/s/ David E. Kennedy David E. Kennedy	Director, Vice President	March 29, 2004

/s/ John L. Finlayson John L. Finlayson	Director, Vice President (and principal financial and accounting officer)	March 29, 2004