Form 10-Q
period 2004-03-31
SUSQUEHANNA MEDIA CO
filed 2004-05-17
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES [   ]   NO [X]

As of May 14, 2004, the Registrant had 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which was owned by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

SUSQUEHANNA MEDIA CO.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2004	December 31,
	(Unaudited)	2003
ASSETS
Current Assets
Cash and cash equivalents	$—	$525
Accounts receivable, less allowance for doubtful accounts of $1,675 in 2004 and $1,971 in 2003	42,372	52,192
Current portion of notes receivable from Parent	4,690	4,690
Deferred income taxes	6,493	6,621
Interest receivable from Parent	1,674	—
Other current assets	9,801	6,818

Total Current Assets	65,030	70,846

Property, Plant and Equipment, at cost
Land	5,948	5,948
Buildings and improvements	23,448	23,399
Equipment	303,243	272,734
Construction-in-progress	15,428	12,443

	348,067	314,524
Accumulated depreciation and amortization	160,799	154,610

Property, Plant and Equipment, net	187,268	159,914

Intangible Assets and Goodwill, net	491,196	402,466

Notes Receivable from Parent	104,951	104,951

Investments and Other Assets	28,434	38,973

	$876,879	$777,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$179	$—
Current portion of long-term debt	34	34
Accounts payable	10,253	11,225
Accrued employee-related costs	14,263	14,997
Accrued income taxes	8,781	7,144
Accrued interest	10,824	4,663
Accrued franchise and licensing fees	1,539	2,944
Deferred income	2,947	1,542
Other accrued expenses	7,407	6,893

Total Current Liabilities	56,227	49,442

Long-term Debt	604,215	515,671

Other Liabilities	13,642	13,845

Deferred Income Taxes	71,722	71,216

Minority Interests	67,953	67,223

Stockholders’ Equity
Preferred stock — Voting, 7% cumulative with $100 par value, authorized 110,000 shares	7,050	7,050
Common stock — Voting, $1 par value, 1,100,000 shares authorized	1,100	1,100
Retained earnings	54,970	51,603

Total Stockholders’ Equity	63,120	59,753

	$876,879	$777,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Revenues
Radio	$46,679	$44,917
Cable	39,111	32,990
Other	1,071	2,554

Total revenues	86,861	80,461

Operating Expenses
Operating and programming	34,588	31,085
Selling	9,691	9,183
General and administrative	19,678	17,164
Depreciation and amortization	8,966	7,906

Total operating expenses	72,923	65,338

Operating Income	13,938	15,123
Other Income (Expense)
Interest expense	(8,843)	(6,525)
Interest income from Parent	1,656	1,704
Other	63	(195)

Income Before Income Taxes and Minority Interests	6,814	10,107
Provision for Income Taxes	2,573	3,728

Income Before Minority Interests	4,241	6,379
Minority Interests	(750)	(939)

Net Income	3,491	5,440
Preferred Dividends Declared	(123)	(123)

Net Income Available for Common Shares	$3,368	$5,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$3,491	$5,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,966	7,906
Deferred income taxes	632	1,357
Minority interests	750	939
Equity in earnings of investees	36	182
Deferred financing amortization	755	271
Changes in assets and liabilities:
Decrease in accounts receivable, net	9,820	11,967
Increase in other current assets	(2,983)	(1,879)
Increase in interest receivable from parent	(1,674)	(1,723)
Decrease in accounts payable	(973)	(2,804)
Increase in accrued interest	6,161	3,065
Increase (decrease) in accrued income taxes	1,639	(2,708)
Decrease in other accrued expenses	(220)	(448)
Decrease in other liabilities	(203)	(1,219)

Net cash provided by operating activities	26,198	20,346

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(5,345)	(9,504)
Acquisition	(109,696)	—
Increase in investments, other assets and intangible assets	(267)	(1,856)

Net cash used by investing activities	(115,308)	(11,360)

Cash Flows from Financing Activities
Increase (decrease) in revolving credit borrowings	12,800	(4,700)
New term loan borrowings	250,000	—
Repayment of term loans	(174,251)	(4,250)
Increase in cash overdraft	179	112
Payment of preferred dividends	(123)	(123)
Non-voting subsidiary common stock transactions	(19)	(25)

Net cash provided by (used by) financing activities	88,586	(8,986)

Net Decrease in Cash and Cash Equivalents	(525)	—
Cash and Cash Equivalents, beginning	525	—

Cash and Cash Equivalents, ending	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the “Company” or “Media”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements (the “financial statements”) include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position as of March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for the full year or future periods.

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

Acquisition

     Acquisitions are accounted for as purchases. The purchase price of acquisitions are allocated to the tangible and intangible assets and to liabilities assumed at fair values. In determining fair value, Media makes estimates and assumptions, which it believes are reasonable, that affect the fair values. Independent valuations are utilized to value significant acquisitions. Operating results of acquisitions are included in the Condensed Consolidated Statements of Operations from their acquisition dates.

     On March 9, 2004, Susquehanna Media Co. (“Media”) purchased cable systems from RCN Telecom Services, Inc. (“RCN”) for $119.7 million. As of the date of acquisition, the systems served approximately 29,100 subscribers in eleven communities in and surrounding Carmel, New York with video, high-speed data and telephony services.

     The purchase price was allocated as follows based on an independent valuation (in thousands):

Tangible assets
Cable distribution and premises equipment	$28,204
Other tangible assets	1,287
Intangible assets with determinable lives
Acquired subscriber base	33,980
Intangible assets with indefinite lives
Cable franchise values	55,811
Goodwill	414

Total	$119,696

     Purchase price adjustments and working capital prorations are expected to be finalized within ninety days after closing. The acquisition was funded using new credit facilities described under “New Borrowings”.

     RCN has agreed to provide transition services to support telephony services for a period of time and to assist Media in migrating the video and high-speed data subscriber base to Media’s own billing, customer care and provisioning systems for additional fees. Fees for these services were approximately $0.4 million through March 31, 2004.

     The following amounts attributable to the Carmel acquisition were included in Media’s condensed consolidated financial statements for the quarter (in thousands):

Current assets	$2,240
Property, plant and equipment, net	28,875
Intangible assets, net	89,305
Current liabilities	2,354
Revenues	1,700
Depreciation and amortization	1,516
Operating loss	(1,253)
Interest expense	549

3. Long-term Debt

New Borrowings

     Media funded the Carmel acquisition on March 9, 2004 utilizing new credit facilities from a group of banks (“New Facilities”) totaling $600 million that replaced its prior $450 million senior credit facilities (“Old Facilities”). Proceeds from the New Facilities were used to repay all of the Old Facilities (approximately $195 million).

     The New Facilities were effective March 9, 2004 and are comprised of a $200 million Revolving Credit Loan commitment, a $150 million Term A Loan and a $250 Term B Loan. The New Facilities are guaranteed by Media’s subsidiaries and are collateralized by Media’s assets (except for real estate and vehicles), a pledge of the equity for all subsidiaries and a pledge of the Parent’s stock of Media.

     The Revolving Credit Loan and Term A Loan borrowings bear interest based on either a base rate plus an applicable margin (0.0% — 1.0%) or on LIBOR plus an applicable margin (1.00% — 2.25%) based on leverage. Term B Loan borrowings bears interest based on either a base rate plus an applicable margin (0.50% - 0.75%) or LIBOR plus an applicable margin (1.75% — 2.00%) based on leverage. Interest is payable quarterly or on the maturity of a LIBOR-based borrowing. As of March 31, 2004, the effective interest rate on Revolving Credit Loan and Term B Loan borrowings was 2.72% and 3.15%, respectively.

     The Revolving Credit Loan commitment does not amortize and matures in March 2011. The Term A Loan begins amortizing in 2006 and matures in March 2011. The Term B Loan begins amortizing in 2005 and matures in March 2012. As of March 30, 2004, the following amounts were borrowed and available for borrowing (in millions):

	Borrowed	Available
Revolving Credit Loan	$54	$146
Term A Loan	—	150
Term B Loan	250	—

Totals	$304	$296

     The New Facilities require Media to maintain ratios based on interest coverage, leverage and fixed charge coverage at prescribed levels. Media has consented to restrict its payment of dividends and management fees, investment transactions with affiliates, ownership changes, the sale of assets and the issuance of additional debt.

8.5% Senior Subordinated Notes

     Media has notified its trustee for the 8.5% Senior Subordinated Notes (“Notes”) that it intends to call the Notes on May 15, 2004. On May 17, 2004, a total of $162.75 million will be paid to bondholders. The amount to be redeemed includes the Notes’ $150.0 million principal balance, a $6.375 million call premium and $6.375 million of accrued interest. The second quarter’s statement of operations will recognize an $8.3 million loss on extinguishment, including a $1.9 million charge for unamortized note issuance costs.

     The Notes redemption will be funded using Media’s New Facilities.

4. Segment Information

     The Company’s business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable and Other. Effective January 1, 2004, Internet access, transport and hosting activities became part of the Cable segment. These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Accounting policies, as described in the Company’s most recent audited financial statements, are applied consistently across all segments.

     Segment information follows (in thousands):

	Radio	Cable	Other	Total
For the Three Months Ended March 31, 2004
Operating income (loss)	$8,503	$6,344	$(909)	$13,938
Interest expense, net	1,719	3,612	3,512	8,843
Depreciation and amortization	1,665	7,212	89	8,966
Income (loss) before income taxes	6,883	2,732	(2,801)	6,814
Identifiable assets	407,846	342,052	126,981	876,879
Capital expenditures	661	4,545	139	5,345
For the Three Months Ended March 31, 2003
Operating income (loss)	$7,948	$7,841	$(666)	$15,123
Interest expense, net	1,484	2,254	2,787	6,525
Depreciation and amortization	1,646	6,209	51	7,906
Income (loss) before income taxes	6,450	5,587	(1,930)	10,107
Identifiable assets	394,495	215,214	130,748	740,457
Capital expenditures	1,565	7,119	820	9,504

5. Subsequent Events

     On April 1, 2004, Media purchased the remaining sixty percent interest in 1051FM, LLC from Jesscom, Inc. (“Jesscom”) for $15 million cash. Media now completely owns and operates KFME-FM. Existing credit facilities were used to fund the acquisition. Under the terms of a joint operating agreement, Media formerly sold commercial airtime on Radio Station KFME-FM and Jesscom programmed and operated the station. KFME-FM is licensed to Garden City, Missouri and serves the Kansas City marketplace. An independent valuation of the purchase is in progress.

     Annually, on April 1, share values for the Radio Employee Stock Plan and the Cable Performance Share Plan are changed based on the results of the Parent’s annual independent valuation for ESOP purposes. On April 1, 2004, Media will recognize compensation expense for the $1.5 million increase in the value of Cable Performance Share Plan shares. The $5.3 million increase in value of outstanding Radio Employee Stock Plan shares will be recognized as minority interests in the second quarter’s statement of operations.

     Media expects to redeem approximately $7.6 million of Radio Employee Stock Plan shares in May 2004 from employees. Approximately $2.9 million of the redeemed shares will be paid out over two years. Existing credit facilities will be utilized to fund the redemptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Form 10-Q, as well as statements made by us in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business that may prove to be incorrect. These forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should specifically consider the various factors identified in this report and in any other documents filed by us with the SEC that could cause actual results to differ materially from our forward-looking statements. All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

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

     All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Any forward-looking statement speaks only as of the date it was made, and except for our ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-Q might not transpire. You should also read carefully the factors described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2003.

General

     Media is a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately-owned radio broadcaster and the 11th largest radio broadcaster overall in the United States of America based on 2003 revenues. We are also the 18th largest cable television multiple system operator in the United States of America based on subscribers as of December 31, 2003. Through our subsidiary, SusQtech, we provide Internet content management, eCommerce and eProcurement solutions to clients in the mid-Atlantic region.

     For first quarter 2004, 54% of Media’s revenues were from Radio and 45% were from Cable.

     Media’s outstanding common stock is owned by its corporate parent, Susquehanna Pfaltzgraff Co.

     The Radio business focuses on acquiring, operating and developing radio stations in the United States’ 40 largest markets. Our Radio stations offer programming over a broad range of formats. Revenues are generated by broadcasting local advertising, national advertising and client events on our stations.

     The Cable business provides a broad range of cable television, high-speed Internet access and telephony services to geographically clustered subscribers in small to medium-sized communities. Our Cable operations focus on providing subscribers with high-quality service offerings, superior customer service and attractive programming choices at reasonable rates. Cable‘s revenues are generated by providing basic and expanded basic cable television service, digital cable services, premium services, pay-per-view services, high-speed Internet access and in certain areas, telephony services.

     On March 9, 2004, Cable purchased assets serving approximately 29,100 cable television subscribers in the Carmel, New York area from RCN for $119.7 million cash. This purchase marked Cable’s entry into providing telephony services to approximately 9,000 Carmel-area subscribers. Media utilized new borrowing facilities, described later, to fund this acquisition.

Results of Operations

     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three months ended March 31, 2004 and 2003 (in millions):

	Three months ended March 31, 2004
	Radio		Cable		Other		Total
Revenues	$46.7	100.0%	$39.1	100.0%	$1.1	100.0%	$86.9	100.0%
Operating expenses:
Operating and programming	15.6	33.4%	18.3	46.8%	.7	63.6%	34.6	39.8%
Selling	8.2	17.6%	1.4	3.6%	.2	18.2%	9.8	11.3%
General and administrative	12.8	27.4%	5.9	15.1%	.9	81.8%	19.6	22.6%
Depreciation and amortization	1.6	3.4%	7.2	18.4%	.1	9.1%	8.9	10.2%

Total operating expenses	38.2	81.8%	32.8	83.9%	1.9	172.7%	72.9	83.9%

Operating income (loss)	$8.5	18.2%	$6.3	16.1%	$(0.8)	(72.7)%	14.0	16.1%

Other income (expense)
Interest expense							(8.8)	(10.1)%
Interest income from loan to parent							1.6	1.8%
Provision for income taxes							(2.6)	(3.0)%
Minority interests							(.7)	(0.8)%

Net income							$3.5	4.0%

	Three months ended March 31, 2003
	Radio		Cable		Internet and Other		Total
Revenues	$44.9	100.0%	$33.0	100.0%	$2.6	100.0%	$80.5	100.0%
Operating expenses:
Operating and programming	15.4	34.3%	14.0	42.4%	1.6	61.5%	31.0	38.5%
Selling	8.1	18.0%	.7	2.1%	.4	15.4%	9.2	11.5%
General and administrative	11.9	26.5%	4.3	13.0%	1.1	42.3%	17.3	21.5%
Depreciation and amortization	1.6	3.6%	6.2	18.8%	.1	3.9%	7.9	9.8%

Total operating expenses	37.0	82.4%	25.2	76.4%	3.2	123.1%	65.4	81.3%

Operating income (loss)	$7.9	17.6%	$7.8	23.6%	$(0.6)	(23.1)%	15.1	18.7%

Other income (expense)
Interest expense							(6.5)	(8.1)%
Interest income from loan to parent							1.7	2.1%
Other expense							(.2)	(0.3)%
Provision for income taxes							(3.7)	(4.6)%
Minority interests							(.9)	(1.1)%

Net income							$5.4	6.7%

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Consolidated

     Revenues. Consolidated revenues increased $6.4 million or 8% from 2003 to 2004. Radio and Cable revenues were 54% and 45% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $3.6 million or 12% from 2003 to 2004. The majority of the increase in operating and programming expense occurred in the Cable segment.

     General and administrative expenses. General and administrative expenses increased $2.3 million or 13% from 2003 to 2004. Radio and Cable general and administrative expenses were 65% and 30% of consolidated general and administrative expenses, respectively.

     Operating income. Operating income decreased $1.1 million or 7% from 2003 to 2004, largely due to the increase in Cable’s operating and general and administrative expenses.

     Net income. Net income decreased $1.9 million or 35% from 2003 to 2004. The decrease in net income is the result of decreased operating income in Cable and higher interest expense. The effective rate for income taxes did not change significantly between 2004 and 2003.

     Depreciation and amortization. Depreciation and amortization increased $1.0 million or 13% from 2003 to 2004. Cable’s acquisition of the Carmel cable systems and the impact of plant rebuilds and infrastructure improvements to support growing cable modem and digital video service revenues were responsible for the increase.

     Interest expense. Interest expense increased $2.3 million or 35% from 2003 to 2004. The issuance of $150.0 million 7.375% Senior Subordinated Notes in April, 2003 created an effective interest rate increase for the three months ended March 31, 2004 compared to the same period in 2003. Interest expense also increased from additional debt used to acquire the Carmel cable systems.

Radio Segment

     Revenues. Radio revenues increased $1.8 million or 4% from 2003 to 2004 largely on improvement in our Kansas City and Atlanta operations and the impact of WSOX-FM (acquired August 2003). On a same stations basis (not including WSOX-FM) revenues increased $1.1 million or 2%.

     Operating and programming expenses. Operating and programming expenses were virtually unchanged due to very low inflationary pressure and increased efficiencies, resulting in a decrease as a percentage of revenues.

     General and administrative expenses. Radio general and administrative expenses increased $0.9 million or 8% from 2003 to 2004. Approximately half the increase in general and administrative expenses was attributable to increased ESOP benefit expense caused primarily by the September 2003 change in allocation methodology. Other general and administrative costs were relatively unchanged.

     Operating income. Operating income increased $0.6 million or 8% from 2003 to 2004. On a same stations basis, Radio operating income increased $0.8 million or 10% from 2003 to 2004. Operating income increased over 2003 in Kansas City, Atlanta and Houston. WSOX-FM related depreciation and amortization decreased operating income for the York stations.

Cable Segment

     Revenues. Cable revenues increased $6.1 million or 18% from 2003 to 2004. As of January 1st, BlazeNet’s Internet Service Provider access and hosting operations that were previously reported within the Internet and Other segment were merged into Cable’s operation. Other Internet-related services remain in the Other segment. The change in segment composition reflects the broader communications scope of Cable’s operations and the resulting management realignment. Revenues for BlazeNet totaled $1.5 million for the three months ended March 31, 2004.

     On March 9, 2004, Media acquired cable systems serving Carmel, New York. Approximately $1.7 million of revenue was generated by the Carmel system from March 9, 2004 to March 31, 2004. On a same systems basis (excluding BlazeNet and Carmel, New York revenues), revenues increased $2.9 million or 9% from 2003 to 2004. Increasing penetration of high-speed Internet access and basic/expanded basic rate increases were responsible for the improvement in revenues.

     Operating and programming expenses. Cable’s operating and programming expenses increased $4.3 million or 31% from 2003 to 2004. On a same systems basis, operating and programming expense increased $2.4 million or 17%. Approximately 63% of the increase in operating and programming costs relates to our increasing cost of acquired programming from both rate increases imposed by program owners and from the launch of new services. The direct costs associated with delivery of high-speed Internet access increased 32% slightly less than the 45% growth in high-speed data revenues. The remaining operating expenses moved ratably with revenues.

     General and administrative expenses. Cable general and administrative expenses increased $1.6 million or 37% from 2003 to 2004. On a same systems basis, general and administrative expenses increased $1.0 million or 23% from 2003. Increased general and administrative expenses were primarily from the efforts to centralize Cable’s customer care operations in York, Pennsylvania. These increased costs to centralize customer care are expected to continue through the third quarter. Carmel transition expenses incurred in March 2004 were approximately $0.4 million. Similar transition expenses are expected through September 2004.

     Depreciation and amortization. Depreciation and amortization increased $1.0 million from 2003 to 2004 due to amortization of customer lists for the Lawrenceburg and Carmel acquisitions and the effect of cable plant rebuilds completed after March 2003.

     Operating income. Cable operating income decreased $1.5 million or 19% from 2003 to 2004. On a same systems basis, Cable operating income decreased $0.3 million or 4% from 2003 to 2004. The decreased operating income is attributable to the acquisition of the Carmel cable system (operating loss of $1.3 million in first quarter 2004) and higher programming costs.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash flow from operations, borrowings under its senior credit facilities and other borrowings. The Company’s future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of common stock, and interest payable on outstanding indebtedness and its senior credit facilities. From time to time, as market conditions permit, we may also access the capital markets with debt or equity financing.

     Net cash provided by operating activities was $26.2 million for the three months ended March 31, 2004. The Company’s net cash provided by operating activities was generated by normal operations.

     Net cash used by investing activities was $115.3 million for the three months ended March 31, 2004. On March 9, 2004, Media acquired the assets of cable systems serving Carmel, New York for $119.7 million cash. Capital expenditures, excluding acquisitions, were $5.3 million and $9.5 million for the three months ended March 31, 2004 and 2003, respectively. Capital expenditures were primarily used to upgrade and maintain our cable systems. The Company expects to make capital expenditures of $35.7 million during the remainder of 2004, primarily for cable systems upgrades. We expect to utilize our New Facilities and operating cash flow to fund cable systems upgrades.

     Net cash provided by financing activities was $88.6 million for the three months ended March 31, 2004. Coincident with the acquisition of the Carmel, New York cable system on March 9, 2004, Media replaced its senior secured credit facility with the New Facilities. The New Facilities’ Revolving Credit Loan and Term A Loan had $295.9 million available at March 31, 2004. Approximately $156.4 million of the New Facilities’ availability will be utilized to call our $150.0 million 8.5% Senior Subordinated Notes (“Notes”) as of May 15, 2004.

     Media expects to redeem approximately $7.6 million of Radio Employee Stock Plan shares in May 2004 from employees. Approximately $2.9 million of the redeemed shares will be paid out over two years. Existing credit facilities will be utilized to fund the redemptions.

     The following tables reflect our contractual cash obligations as of March 31, 2004 in the respective periods in which they are due (in thousands):

Contractual Cash	Total
Obligations	Amounts Committed	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$900,000	$150,000	$1,875	$13,750	$23,125	$30,625	$680,625
Notes premium	6,375	6,375	—	—	—	—	—
Broadcast rights	12,925	6,675	3,050	3,200	—	—	—
RCN transition	2,755	2,755	—	—	—	—	—
Operating leases	33,591	5,142	5,017	4,843	4,345	3,168	11,076

Total	$955,646	$170,947	$9,942	$21,793	$27,470	$33,793	$691,701

     Media was in compliance with its loan covenants, as each is defined under the New Facilities, as of March 31, 2004. A summary of the most restrictive covenants, the required covenant value and the corresponding actual value follows:

Covenant Test	Actual Value
Fixed charge coverage ratio must be at least 1.10	1.97
Maximum consolidated leverage ratio may not exceed 6.50	4.17
Interest coverage ratio must be at least 2.00	5.22

     Our New Facilities include a provision that allows our lender to refuse additional borrowings if our financial condition suffers a material adverse change. Violation of covenants under the New Facilities could result in a default of our 8.5% Senior Subordinated Notes and our 7.375% Senior Subordinated Notes. A default under either the 8.5% Senior Subordinated Notes or the 7.375% Senior Subordinated Notes could result in a default under our New Facilities. A default under the 8.5% Senior Subordinated Notes could result in a default under the 7.375% Senior Subordinated Notes. Any such cross defaults would permit our lenders and noteholders to accelerate the debt.

     On April 5, 2004, we gave the trustee notice of our intention to call the $150.0 million Notes as of May 15, 2004. We expect to fund the Notes’ repurchase using our New Facilities. In addition to the Notes’ principal amount, a call premium of $6.4 million will be paid to noteholders. The call premium and unamortized deferred issue costs will be recognized as an $8.3 million second quarter loss on debt extinguishment.

     Media believes funds generated from operations and funds available from our New Facilities will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Except as disclosed in this Form 10-Q, Media has no current commitments or agreements with respect to any material acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that through March 31, 2004, there have been no material developments affecting market risk since the filing of Media’s December 31, 2003 Annual Report on Form 10-K filed with the SEC.

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met and that the maintenance and monitoring of such control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Filed Herewith:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

(b) Reports on Form 8-K:

•	The Company furnished a Form 8-K on February 17, 2004 under Item 9. Regulation FD Disclosure, concerning new borrowing plans.

•	The Company filed a Form 8-K on March 12, 2004 under Item 2. Acquisition or Disposition of Assets, concerning the purchase of cable systems from RCN.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2004	SUSQUEHANNA MEDIA CO.
	By:	/s/ John L. Finlayson
John L. Finlayson Vice President and Principal Financial and Accounting Officer