Form 10-Q
period 2004-06-30
SUSQUEHANNA MEDIA CO
filed 2004-08-13
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES [  ] NO [X]

As of August 12, 2004, the Registrant had 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which was owned by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$92	$525
Accounts receivable, less allowance for doubtful accounts of $1,950 in 2004 and $2,039 in 2003	56,156	52,192
Current portion of notes receivable from Parent	4,690	4,690
Deferred income taxes	6,557	6,621
Interest receivable from Parent	3,330	—
Other current assets	6,863	6,818

Total Current Assets	77,688	70,846

Property, Plant and Equipment, at cost
Land	5,948	5,948
Buildings and improvements	23,696	23,399
Equipment	305,048	272,734
Construction-in-progress	23,513	12,443

	358,205	314,524
Accumulated depreciation and amortization	166,874	154,610

Property, Plant and Equipment, net	191,331	159,914

Intangible Assets and Goodwill, net	512,149	402,466

Notes Receivable from Parent	104,951	104,951

Investments and Other Assets	19,945	38,973

	$906,064	$777,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,116	$34
Accounts payable	9,493	11,225
Accrued employee-related costs	19,764	14,997
Accrued income taxes	10,298	7,144
Accrued interest	3,610	4,663
Accrued franchise and licensing fees	2,351	2,944
Deferred income	3,943	1,542
Other accrued expenses	9,334	6,893

Total Current Liabilities	60,909	49,442

Long-term Debt	628,133	515,671

Other Liabilities	14,884	13,845

Deferred Income Taxes	73,080	71,216

Minority Interests	66,508	67,223

Stockholders’ Equity
Preferred stock – Voting, 7% cumulative with $100 par value, authorized 110,000 shares	7,050	7,050
Common stock – Voting, $1 par value, 1,100,000 shares authorized	1,100	1,100
Retained earnings	54,400	51,603

Total Stockholders’ Equity	62,550	59,753

	$906,064	$777,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Revenues
Radio	$64,233	$62,567	$110,912	$107,484
Cable	46,590	34,037	85,701	67,027
Other	496	2,513	1,567	5,067

Total revenues	111,319	99,117	198,180	179,578

Operating Expenses
Operating and programming	42,865	37,761	77,453	68,846
Selling	11,264	10,502	20,955	19,685
General and administrative	21,585	16,807	41,263	33,971
Depreciation and amortization	11,220	6,952	20,186	14,858

Total operating expenses	86,934	72,022	159,857	137,360

Operating Income	24,385	27,095	38,323	42,218
Other Income (Expense)
Interest expense	(7,990)	(7,985)	(16,833)	(14,510)
Loss on extinguishment of debt	(9,065)	—	(9,065)	—
Interest income from loan to Parent	1,656	1,723	3,312	3,427
Other	233	(329)	296	(524)

Income Before Income Taxes and Minority Interests	9,219	20,504	16,033	30,611
Provision for Income Taxes	3,487	7,923	6,060	11,651

Income Before Minority Interests	5,732	12,581	9,973	18,960
Minority Interests	(6,179)	(3,109)	(6,929)	(4,048)

Net Income (Loss)	(447)	9,472	3,044	14,912
Preferred Dividends Declared	(123)	(124)	(247)	(247)

Net Income (Loss) Available for Common Shares	$(570)	$9,348	$2,797	$14,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$3,044	$14,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,186	14,858
Deferred income taxes	2,131	3,811
Minority interests	6,929	4,048
Loss on extinguishment of debt	2,690	—
Equity in (earnings) loss of investees	(121)	394
Deferred financing amortization	840	547
Changes in assets and liabilities:
Increase in accounts receivable, net	(3,963)	(2,737)
Decrease (increase) in other current assets	(9)	87
Increase in interest receivable from parent	(3,330)	(3,445)
Decrease in accounts payable	(1,742)	(4,439)
Increase (decrease) in accrued interest	(1,053)	1,985
Increase in accrued income taxes	2,951	1,960
Increase in other current liabilities	9,016	3,972
Increase (decrease) in other liabilities	1,039	(1,993)

Net cash provided by operating activities	38,608	33,960

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(16,739)	(17,454)
Acquisitions	(124,496)	(5,170)
Advance on WSOX-FM acquisition	—	(2,500)
Increase in investments, other assets and intangible assets	(4,476)	(1,734)

Net cash used by investing activities	(145,711)	(26,858)

Cash Flows from Financing Activities
Increase (decrease) in revolving credit borrowings	35,900	(140,500)
New borrowings	400,000	150,000
Repayment of borrowings	(324,250)	(8,500)
Decrease in cash overdraft	—	(849)
Payment of preferred dividends	(247)	(247)
Non-voting subsidiary common stock transactions	(4,733)	(6,530)

Net cash provided by (used by) financing activities	106,670	(6,626)

Net Increase (Decrease) in Cash and Cash Equivalents	(433)	476
Cash and Cash Equivalents, beginning	525	—

Cash and Cash Equivalents, ending	$92	$476

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

     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position as of June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

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

Acquisitions

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

     On April 1, 2004, Media purchased Jesscom, Inc.’s (“Jesscom”) sixty percent interest in 1051FM, LLC for $14.8 million cash. Media now completely owns and operates KFME-FM. Existing credit facilities were used to fund the acquisition. Under the terms of a joint operating agreement that terminated April 1, Media formerly sold commercial airtime on Radio Station KFME-FM and Jesscom had programmed and operated the station. KFME-FM is licensed to Garden City, Missouri and serves the Kansas City market. The purchase price has been substantially allocated to FCC license pending a final independent valuation.

     On March 9, 2004, Susquehanna Media Co. (“Media”) purchased cable systems from RCN Telecom Services, Inc. (“RCN”) for $119.4 million cash. As of the date of acquisition, the systems served approximately 29,100 subscribers in eleven communities in and surrounding Carmel, New York with video, high-speed data and telephony services.

     The purchase price has been allocated as follows based on an independent valuation (in thousands):

Tangible assets
Cable distribution and premises equipment	$28,204
Other tangible assets	1,287
Intangible assets with determinable lives
Acquired subscriber base	33,980
Intangible assets with indefinite lives
Cable franchise values	55,535
Goodwill	414

Total	$119,420

     Purchase price adjustments and working capital prorations were expected to be finalized within ninety days after closing; however, that settlement period has been extended. The acquisition was funded using new credit facilities described under “New Facilities”.

     RCN agreed to provide transition services to support telephony services for a period of time and to assist Media in migrating the video and high-speed data subscriber base to Media’s own billing, customer care and provisioning systems for additional fees. Fees for these expensed services were approximately $2.0 million through June 30, 2004.

     The following amounts attributable to the Carmel acquisition were included in Media’s condensed consolidated balance sheet as of June 30, 2004 (in thousands):

Current assets	$3,280
Property, plant and equipment, net	30,010
Intangible assets, net	86,502
Current liabilities	4,563

     The following amounts attributable to the Carmel acquisition’s operations were included in Media’s condensed consolidated statement of operations from the acquisition date through June 30, 2004 (in thousands):

Revenues	$9,957
Depreciation and amortization	5,453
Operating loss	(2,954)
Interest expense	1,911

3. Long-term Debt

New Facilities

     Media funded the Carmel acquisition on March 9, 2004 utilizing new credit facilities from a group of banks (“New Facilities”) totaling $600 million that replaced its prior $450 million senior credit facilities (“Old Facilities”). Proceeds from the New Facilities were used to repay all of the Old Facilities (approximately $195 million).

     The New Facilities became effective March 9, 2004. They include a $200 million Revolving Credit Loan commitment, a $150 million Term A Loan and a $250 million Term B Loan. The New Facilities are guaranteed by Media’s subsidiaries and are collateralized by Media’s assets (except for real estate and vehicles), a pledge of the equity for all subsidiaries and a pledge of the Parent’s stock of Media.

     The Revolving Credit Loan and Term A Loan borrowings bear interest based on either a base rate plus an applicable margin (0.0% - 1.0%) or on LIBOR plus an applicable margin (1.00% - 2.25%) based on leverage. Term B Loan borrowings bear interest based on either a base rate plus an applicable margin (0.50% - 0.75%) or LIBOR plus an applicable margin (1.75% - 2.00%) based on leverage. Interest is payable quarterly or on the maturity of a LIBOR-based borrowing. As of June 30, 2004, the effective interest rate on Revolving Credit Loan, Term Loan A and Term B Loan borrowings was 2.52%, 2.79% and 3.15%, respectively.

     The Revolving Credit Loan commitment does not amortize and matures in March 2011. The Term A Loan begins amortizing in 2006 and matures in March 2011. The Term B Loan begins amortizing in 2005 and matures in March 2012. As of June 30, 2004, the following amounts were borrowed and available for borrowing (in millions):

	Borrowed	Available
Revolving Credit Loan	$77	$123
Term A Loan	150	—
Term B Loan	250	—

Totals	$477	$123

     The New Facilities require Media to maintain ratios based on interest coverage, leverage and fixed charge coverage at prescribed levels. Media has consented to restrict its payment of dividends and management fees, investment transactions with affiliates, ownership changes, the sale of assets and the issuance of additional debt.

8.5% Senior Subordinated Notes Redemption

     Media called its 8.5% Senior Subordinated Notes (“Notes”) on May 15, 2004. On May 17, 2004, a total of $162.75 million was paid to bondholders. The amount paid included the Notes’ $150.0 million principal balance, a $6.375 million call premium and $6.375 million of accrued interest. The statement of operations recognized a $9.1 million loss on debt extinguishment which included $2.7 million of unamortized deferred financing costs. The redemption was funded using Media’s New Facilities.

4. Radio Employee Stock Plan and Cable Performance Share Plan

     Annually, on April 1, share values for the Radio Employee Stock Plan and the Cable Performance Share Plan are changed based on the results of the Parent’s annual independent valuation for ESOP purposes. On April 1, 2004, Media recognized compensation expense for the $1.5 million increase in the value of Cable Performance Share Plan shares. The $5.3 million increase in value of outstanding Radio Employee Stock Plan shares related to the increase in valuation was recognized as minority interests in the condensed consolidated statement of operations.

     Media redeemed approximately $7.6 million of Radio Employee Stock Plan shares in May 2004 from retirees and employees. Approximately $2.9 million of the redeemed shares were exchanged for a note that will be paid out over two years. Existing credit facilities were utilized to fund the redemptions.

5. Broadcast Rights

     On June 7, 2004, Media renewed its broadcast rights for San Francisco Giants games during the 2005 through 2009 baseball seasons. The contract provides for rights fees ranging from $7.6 million in 2005 to $8.7 million in 2009. Media concurrently invested an additional $1.5 million in the partnership that owns the team.

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

     Segment information follows (in thousands):

	Radio	Cable	Other	Total
For the Three Months Ended June 30, 2004
Operating income (loss)	$19,279	$6,434	$(1,328)	$24,385
Interest expense, net	1,382	3,498	3,110	7,990
Depreciation and amortization	1,745	9,373	102	11,220
Income (loss) before income taxes	15,892	(2,747)	(3,926)	9,219
Identifiable assets	436,051	343,545	126,468	906,064
Capital expenditures	1,104	10,228	62	11,394
For the Three Months Ended June 30, 2003
Operating income	$18,315	$8,542	$238	$27,095
Interest expense, net	1,780	2,651	3,554	7,985
Depreciation and amortization	1,400	5,478	74	6,952
Income (loss) before income taxes	16,419	5,892	(1,807)	20,504
Identifiable assets	407,451	221,609	135,135	764,195
Capital expenditures	1,322	6,084	544	7,950

	Radio	Cable	Other	Total
For the Six Months Ended June 30, 2004
Operating income (loss)	$27,782	$12,778	$(2,237)	$38,323
Interest expense, net	3,101	7,110	6,622	16,833
Depreciation and amortization	3,410	16,585	191	20,186
Income (loss) before income taxes	22,775	(15)	(6,727)	16,033
Identifiable assets	436,051	343,545	126,468	906,064
Capital expenditures	1,765	14,773	201	16,739
For the Six Months Ended June 30, 2003
Operating income (loss)	$26,263	$16,383	$(428)	$42,218
Interest expense, net	3,264	4,905	6,341	14,510
Depreciation and amortization	3,046	11,687	125	14,858
Income (loss) before income taxes	22,869	11,479	(3,737)	30,611
Identifiable assets	407,451	221,609	135,135	764,195
Capital expenditures	2,887	13,203	1,364	17,454

7. Subsequent Events

     Media has agreed to sell the assets of Radio Station WABZ-FM, licensed to Albemarle, North Carolina, for approximately $11.5 million cash, subject to FCC approval. The gain on sale, if approved, may approximate $10 million. A fourth quarter closing is anticipated.

     On July 29, 2004, Bridge Capital Investors II sued Susquehanna Radio Corp., a Media subsidiary, for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. The station was originally licensed to Anniston, Alabama then subsequently moved into the Atlanta, Georgia metropolitan area. Management cannot predict the outcome of this matter but believes that the action is without merit because all conditions precedent to the $10.0 million payment were not met.

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

Overview

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

     For the six months ended June 30, 2004, 56% of Media’s revenues were from Radio and 43% were from Cable.

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

     The Cable business provides a broad range of cable television, high-speed Internet access and telephony services to geographically clustered subscribers in small to medium-sized communities. Our Cable operations focus on providing subscribers with high-quality service offerings, superior customer service and attractive programming choices at reasonable rates. Cable’s revenues are generated by providing basic and expanded basic cable television service, digital cable services, premium services, pay-per-view services, high-speed Internet access and in certain areas, telephony services. Effective January 1, 2004, we merged parts of our BlazeNet operation that provided high-speed Internet access and Internet hosting into our cable operations.

     Media’s operations for the six months ended June 30, 2004 included the following notable items:

-	Cable acquired assets serving approximately 29,100 subscribers in the Carmel, New York area for $119.4 million cash. This transaction was Media’s largest acquisition to date.

-	In conjunction with the Carmel acquisition, Media replaced its previous senior secured credit facility with a $600 million senior secured credit facility (“New Facilities”).

-	In May 2004, Media used its New Facilities to fund the redemption of its $150 million 8.5% Senior Subordinated Notes (“Notes”). A $9.1 million loss on extinguishment was recognized which included a $6.4 million call premium paid to bondholders and the $2.7 million write-off of unamortized deferred financing costs.

-	Media acquired total ownership of 1051FM, LLC on April 1 by purchasing Jesscom, Inc.’s sixty percent interest for approximately $14.8 million cash, using existing credit facilities.

-	Transition costs and higher depreciation and amortization related to the Carmel acquisition depressed cable operating income.

-	Cash provided by operating activities for the six months was $4.6 million higher than 2003.

-	An increase in the value of the radio and cable businesses, according to an independent valuation performed for Susquehanna Pfaltzgraff Co.’s ESOP, increased minority interests by $5.3 million for the Radio segment and increased general and administrative deferred compensation expenses by $1.5 million for the Cable and Other segments as of April 1, 2004.

Results of Operations

     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30, 2004
(in millions)	Radio		Cable		Other		Total

Revenues	$64.2	100.0%	$46.6	100.0%	$0.5	100.0%	$111.3	100.0%
Operating expenses:
Operating and programming	20.5	31.9%	21.5	46.1%	0.8	160.0%	42.8	38.5%
Selling	9.7	15.1%	1.3	2.8%	0.2	40.0%	11.2	10.1%
General and administrative	12.9	20.1%	7.9	17.0%	0.9	180.0%	21.7	19.5%
Depreciation and amortization	1.8	2.8%	9.4	20.2%	0.1	20.0%	11.3	10.1%

Total operating expenses	44.9	69.9%	40.1	86.1%	2.0	400.0%	87.0	78.2%

Operating income (loss)	$19.3	30.1%	$6.5	13.9%	$(1.5)	(300.0)%	24.3	21.8%

Other income (expense)
Interest expense							(8.0)	(7.2)%
Interest income from loan to parent							1.7	1.5%
Loss on extinguishment of debt and other							(8.8)	(7.9)%
Provision for income taxes							(3.5)	(3.1)%
Minority interests							(6.2)	(5.5)%

Net loss							$(0.5)	(0.4)%

	Three months ended June 30, 2003
(in millions)	Radio		Cable		Other		Total

Revenues	$62.6	100.0%	$34.0	100.0%	$2.5	100.0%	$99.1	100.0%
Operating expenses:
Operating and programming	21.2	33.9%	15.0	44.1%	1.6	64.0%	37.8	38.1%
Selling	9.3	14.9%	0.8	2.4%	0.4	16.0%	10.5	10.6%
General and administrative	12.4	19.8%	4.2	12.3%	0.2	8.0%	16.8	17.0%
Depreciation and amortization	1.4	2.2%	5.5	16.2%	—	—%	6.9	7.0%

Total operating expenses	44.3	70.8%	25.5	75.0%	2.2	88.0%	72.0	72.7%

Operating income	$18.3	29.2%	$8.5	25.0%	$0.3	12.0%	27.1	27.3%

Other income (expense)
Interest expense							(8.0)	(8.1)%
Interest income from loan to parent							1.7	1.7%
Other expense							(0.3)	(0.3)%
Provision for income taxes							(7.9)	(7.9)%
Minority interests							(3.1)	(3.1)%

Net income							$9.5	9.6%

	Six months ended June 30, 2004
(in millions)	Radio		Cable		Other		Total

Revenues	$110.9	100.0%	$85.7	100.0%	$1.6	100.0%	$198.2	100.0%
Operating expenses:
Operating and programming	36.1	32.5%	39.8	46.4%	1.5	93.8%	77.4	39.1%
Selling	17.9	16.1%	2.7	3.2%	0.4	25.0%	21.0	10.6%
General and administrative	25.7	23.2%	13.8	16.1%	1.8	112.5%	41.3	20.8%
Depreciation and amortization	3.4	3.1%	16.6	19.4%	0.2	12.5%	20.2	10.2%

Total operating expenses	83.1	74.9%	72.9	85.1%	3.9	243.8%	159.9	80.7%

Operating income (loss)	$27.8	25.1%	$12.8	14.9%	$(2.3)	(143.8)%	38.3	19.3%

Other income (expense)
Interest expense							(16.8)	(8.5)%
Interest income from loan to parent							3.3	1.7%
Loss on extinguishment of debt and other							(8.8)	(4.4)%
Provision for income taxes							(6.1)	(3.1)%
Minority interests							(6.9)	(3.5)%

Net income							$3.0	1.5%

	Six months ended June 30, 2003
(in millions)	Radio		Cable		Other		Total

Revenues	$107.5	100.0%	$67.0	100.0%	$5.1	100.0%	$179.6	100.0%
Operating expenses:
Operating and programming	36.6	34.0%	29.1	43.4%	3.1	60.8%	68.8	38.3%
Selling	17.5	16.3%	1.4	2.1%	0.8	15.7%	19.7	11.0%
General and administrative	24.1	22.4%	8.4	12.5%	1.5	29.4%	34.0	18.9%
Depreciation and amortization	3.0	2.8%	11.7	17.5%	0.2	3.9%	14.9	8.3%

Total operating expenses	81.2	75.5%	50.6	75.5%	5.6	109.8%	137.4	76.5%

Operating income (loss)	$26.3	24.5%	$16.4	24.5%	$(0.5)	(9.8)%	42.2	23.5%

Other income (expense)
Interest expense							(14.5)	(8.1)%
Interest income from loan to parent							3.4	1.9%
Other expense							(0.6)	(0.3)%
Provision for income taxes							(11.6)	(6.5)%
Minority interests							(4.0)	(2.2)%

Net income							$14.9	8.3%

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Consolidated

     Revenues. Consolidated revenues increased $12.2 million or 12% from 2003 to 2004. Radio and Cable revenues were 58% and 42% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $5.0 million or 13% from 2003 to 2004. The entire increase in operating and programming expense occurred in the Cable segment and was related to the Carmel, New York cable systems acquisition and the merger of the BlazeNet Internet Service Provider operation into Cable, which was previously included in the Internet and Other segment.

     General and administrative expenses. General and administrative expenses increased $4.9 million or 29% from 2003 to 2004. Radio and Cable general and administrative expenses were 59% and 36% of consolidated general and administrative expenses, respectively. Approximately 76% of the increase in general and administrative expenses was incurred in the Cable segment. The increase in Cable can be attributed to the Carmel acquisition, deferred compensation related to the Cable Performance Share Plan and to costs associated with the consolidation of the customer care operation in York, Pennsylvania. Increased general and administrative costs in the Other segment were caused by recognition of deferred compensation expense related to the Cable Performance Share Plan.

     Operating income. Operating income decreased $2.8 million or 10% from 2003 to 2004, largely due to the increase in Cable’s operating, general and administrative and depreciation and amortization expenses.

     Net loss. Net income decreased $10.0 million or 105% from net income of $9.5 million in 2003 to a net loss of $0.4 million in 2004. The decrease in net income is the result of decreased operating income in Cable and other expense of $9.1 million related to the early retirement of the Notes. The effective rate for income taxes did not change significantly between 2003 and 2004. The $5.1 million increase in the valuation for Radio Employee Stock Plan shares on April 1, 2004 increased minority interests.

     Depreciation and amortization. Depreciation and amortization increased $4.4 million or 64% from 2003 to 2004. Cable’s acquisition of the Carmel cable systems and the impact of plant rebuilds and infrastructure improvements to support growing cable modem and digital video service revenues were responsible for the increase.

     Interest expense. Interest expense was unchanged from 2003 to 2004. Interest expense from increased debt to acquire the Carmel, New York cable systems and the remaining interest in 1051FM, LLC was offset by a reduction in the effective interest rate due to the redemption of the Notes on May 15, 2004. The Notes were redeemed using Term A Loan (which had a 2.8% interest rate as of June 30, 2004). The $9.1 million charge included the call premium and the write-off of the Notes’ unamortized deferred financing costs.

Radio Segment

     Revenues. Radio revenues increased $1.6 million or 3% from 2003 to 2004 largely on improvement in our Atlanta, San Francisco and Kansas City operations and the impact of WSOX-FM (acquired August 2003). On a same stations basis (excluding WSOX-FM) revenues increased $0.7 million or 1%.

     Operating and programming expenses. Operating and programming expenses decreased $0.7 million or 3% due to low inflationary pressure and increased operating efficiencies.

     Operating income. Operating income increased $1.0 million or 5% from 2003 to 2004. On a same stations basis, Radio operating income increased $0.9 million or 5% from 2003 to 2004. Operating income increased over 2003 in the Atlanta, Kansas City, San Francisco and York markets.

Cable Segment

     Revenues. Cable revenues increased $12.6 million or 37% from 2003 to 2004. As of January 1st, BlazeNet’s Internet Service Provider access and hosting operations that were previously reported within the Internet and Other segment were merged into Cable’s operation. Other Internet-related services remain in the Other segment. The change in segment composition reflects the broader communications scope of Cable’s operations and the resulting management realignment. Revenues for BlazeNet totaled $1.5 million for the three months ended June 30, 2004.

     On March 9, 2004, Media acquired cable systems serving Carmel, New York. Approximately $8.3 million of revenue was generated by the Carmel systems for the quarter. On a same systems basis (excluding BlazeNet and Carmel, New York revenues), revenues increased $2.8 million or 8% from 2003 to 2004. Increasing penetration of high-speed Internet access and basic/expanded basic rate increases were responsible for the improvement in revenues.

     Operating and programming expenses. Cable’s operating and programming expenses increased $6.5 million or 43% from 2003 to 2004, primarily due to Carmel. On a same systems basis, operating and programming expense increased $1.3 million or 9%. Direct expenses related to delivery of our high-speed Internet access product over cable modems caused the majority of the increase in costs.

     General and administrative expenses. Cable general and administrative expenses increased $3.7 million or 88% from 2003 to 2004. On a same systems basis, general and administrative expenses increased $1.9 million or 47% from 2003. Increased general and administrative expenses were primarily from the efforts to centralize Cable’s customer care operations in York, Pennsylvania and deferred compensation expense related to the current year change in the price of Cable Performance Shares. The increased costs to centralize customer care are expected to continue through the third quarter. Carmel transition expenses incurred in second quarter were approximately $1.6 million. Media will assume functions provided by RCN in several phases through January 2005 when the transition will be completed. The Contractual Cash Obligations table in the Liquidity and Capital Resources section of this report includes the costs for this transition.

     Depreciation and amortization. Depreciation and amortization increased $3.9 million or 71% from 2003 to 2004 due to the depreciation of the tangible assets and amortization of the customer list for the Carmel acquisition and the effect of cable plant rebuilds completed after June 2003.

     Operating income. Cable operating income decreased $2.0 million or 24% from 2003 to 2004. On a same systems basis, Cable operating income decreased $0.4 million or 5% from 2003 to 2004. The decreased operating income is attributable to the acquisition of the Carmel cable systems (operating loss of $1.7 million in second quarter 2004), higher general and administrative expenses and higher depreciation and amortization from rebuilds.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Consolidated

     Revenues. Consolidated revenues increased $18.6 million or 10% from 2003 to 2004. Radio and Cable revenues were 56% and 43% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $8.6 million or 13% from 2003 to 2004. The entire increase in operating and programming expense occurred in the Cable segment primarily due to the Carmel, New York cable system acquisition and the merger of the BlazeNet ISP operation into Cable.

     General and administrative expenses. General and administrative expenses increased $7.3 million or 21% from 2003 to 2004. Radio and Cable general and administrative expenses were 62% and 33% of consolidated general and administrative expenses, respectively. Approximately 74% of the increase in general and administrative expenses was incurred in the Cable segment. The increase in Cable can be attributed to the Carmel acquisition, deferred compensation related to the Cable Performance Share Plan and to costs associated with the consolidation of the customer care operation in York, Pennsylvania. The Other segment also incurred deferred compensation expense related to the Cable Performance Share Plan.

     Operating income. Operating income decreased $3.9 million or 9% from 2003 to 2004, largely due to the increase in Cable’s operating, general and administrative and depreciation and amortization expenses.

     Net income. Net income decreased $11.9 million or 80% from 2003 to 2004. The decrease in net income is the result of decreased operating income in Cable and other expense of $9.1 million related to the early retirement of the Notes. The effective rate for income taxes did not change significantly between 2003 and 2004. The $5.1 million increase in the valuation for Radio Employee Stock Plan shares on April 1, 2004 increased minority interests.

     Depreciation and amortization. Depreciation and amortization increased $5.3 million or 36% from 2003 to 2004. Cable’s acquisition of the Carmel cable systems and the impact of plant rebuilds and infrastructure improvements to support growing cable modem and digital video service revenues were responsible for the increase.

     Interest expense. Interest expense increased $2.3 million or 16% from 2003 to 2004. Interest expense from increased debt to acquire the Carmel, New York cable systems and the remaining interest in 1051FM, LLC was offset by a reduction in the effective interest rate related to the call of the Notes on May 15, 2004. The Notes’ redemption was funded by the New Facilities’ Term A Loan (which had a 2.8% interest rate at June 30, 2004).

Radio Segment

     Revenues. Radio revenues increased $3.4 million or 3% from 2003 to 2004 largely on improvements in our Atlanta, Kansas City and San Francisco operations and the impact of WSOX-FM (acquired August 2003). On a same stations basis (excluding WSOX-FM) revenues increased $1.9 million or 2%.

     Operating and programming expenses. Operating and programming expenses decreased due to operating efficiencies and low inflationary pressure on expenses.

     General and administrative expenses. General and administrative expenses increased $1.6 million or 7% from 2003 to 2004. Approximately 57% of the increase in Radio general and administrative expenses was caused by the increase in ESOP expense caused by the September 2003 change in allocation methodology.

     Operating income. Operating income increased $1.5 million or 6% from 2003 to 2004. On a same stations basis, Radio operating income increased $1.6 million or 6% from 2003 to 2004. Operating income increased over 2003 in the Atlanta, Kansas City and York markets.

Cable Segment

     Revenues. Cable revenues increased $18.7 million or 28% from 2003 to 2004. On a same systems basis (excluding BlazeNet and Carmel, New York revenues), revenues increased $5.7 million or 9% from 2003 to 2004. Increasing penetration of high-speed Internet access and basic/expanded basic rate increases were responsible for the improvement in revenues on a same systems basis.

     Operating and programming expenses. Cable’s operating and programming expenses increased $10.7 million or 37% from 2003 to 2004, primarily due to Carmel. On a same systems basis, operating and programming expense increased $3.6 million or 12%. Approximately 50% of the increase in operating and programming costs relates to our increasing cost of acquired programming from both rate increases imposed by program owners and from the launch of new services. The direct costs for delivery of high-speed Internet access increased 40% or slightly less than the 43% growth in high-speed data revenues on a same systems basis. Remaining operating expenses changed ratably with revenues.

     General and administrative expenses. Cable general and administrative expenses increased $5.4 million or 64% from 2003 to 2004. On a same systems basis, general and administrative expenses increased $3.0 million or 36% from 2003. Similar to the second quarter, increased general and administrative expenses were primarily from the efforts to centralize Cable’s customer care operations in York, Pennsylvania and deferred compensation expense related to the current year change in the price of Cable Performance Shares. Carmel transition expenses incurred from March 9, 2004 through June 30, 2004 were approximately $2.0 million. Media will assume functions provided by RCN in several phases through January 2005 when the transition will be completed. The Contractual Cash Obligations table in the Liquidity and Capital Resources section of this report includes the costs for this transition.

     Depreciation and amortization. Depreciation and amortization increased $4.9 million or 42% from 2003 to 2004 due to depreciation on tangible assets and amortization of customer lists for the Lawrenceburg (acquired April 1, 2003) and Carmel acquisitions and the effect of cable plant rebuilds completed after June 2003.

     Operating income. Cable operating income decreased $3.6 million or 22% from 2003 to 2004. On a same systems basis, Cable operating income decreased $0.7 million or 4% from 2003 to 2004. Decreased operating income is attributable to the acquisition of the Carmel cable systems (operating loss of $2.9 million from March 9, 2004 through June 30, 2004), higher programming, general and administrative expenses and depreciation and amortization expenses.

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash flow from operations, borrowings under its senior credit facilities and other borrowings. The Company’s future needs for liquidity arise primarily from ongoing operations, capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of common stock, and interest payable on outstanding indebtedness and its senior credit facilities. From time to time, as market conditions permit, we may also access the capital markets with debt or equity financing.

     Net cash provided by operating activities was $38.6 million for the six months ended June 30, 2004. The Company’s net cash provided by operating activities was generated by normal operations. Although net income decreased for the six months compared to 2003, cash provided by operating activities increased $4.6 million over 2003.

     Net cash used by investing activities was $145.7 million for the six months ended June 30, 2004. On March 9, 2004, Media acquired the assets of cable systems serving Carmel, New York for $119.4 million cash. On April 1, 2004, Media purchased the remaining sixty percent interest in 1051FM, LLC from Jesscom, Inc. for $14.8 million cash. In conjunction with renewal of radio’s broadcast rights for the San Francisco Giants’ baseball games, Radio invested an additional $1.5 million in the partnership that owns the team. On a cost basis, Radio’s investment in the Giants was $4.0 million as of June 30, 2004. Capital expenditures, excluding acquisitions, were $16.7 million and $17.5 million for the six months ended June 30, 2004 and 2003, respectively. Capital expenditures were primarily used to upgrade and maintain our cable systems and centralize customer care operations. Media expects to make capital expenditures of $26.8 million during the remainder of 2004, primarily for cable systems upgrades. We expect to utilize our New Facilities and cash flow generated from operations to fund cable systems upgrades.

     Net cash provided by financing activities was $106.7 million for the six months ended June 30, 2004. Coincident with the acquisition of the Carmel, New York cable systems on March 9, 2004, Media replaced its senior secured credit facilities with the New Facilities. The New Facilities’ Revolving Credit Loan had $122.8 million available at June 30, 2004.

     Media redeemed approximately $7.6 million of Radio Employee Stock Plan shares in May 2004 from employees. Approximately $2.9 million of the redeemed shares were exchanged for a note to be paid out over two years. Existing credit facilities were utilized to fund the redemptions.

     The following tables reflect our contractual cash obligations as of June 30, 2004 in the respective periods in which they are due (in thousands):

	Total
Contractual Cash	Amounts
Obligations	Committed	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$630,249	$17	$3,368	$15,246	$23,168	$30,625	$557,825
Broadcast rights	52,117	5,367	10,650	11,200	8,000	8,250	8,650
RCN transition	3,675	3,150	525	—	—	—	—
Operating leases	34,196	5,176	5,042	4,870	4,375	3,207	11,526

Total	$720,237	$13,710	$19,585	$31,316	$35,543	$42,082	$578,001

     Media was in compliance with its loan covenants, as each is defined under the New Facilities, as of June 30, 2004. A summary of the most restrictive covenants, the required covenant value and the corresponding actual value follows:

Covenant Test	Actual Value
Fixed charge coverage ratio must be at least 1.10	1.87
Maximum consolidated total leverage ratio may not exceed 6.50	4.35
Interest coverage ratio must be at least 2.00	4.92

     Our New Facilities include a provision that allows our lender to refuse additional borrowings if our financial condition suffers a material adverse change. Violation of covenants under the New Facilities could result in a cross-default of our 7.375% Senior Subordinated Notes (“7.375% Notes”). A default under the 7.375% Notes could result in a default under our New Facilities. Any such defaults would permit our lenders and noteholders to accelerate payment of the debt which would likely have a material adverse impact on our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Media monitors and evaluates changes in market conditions on a regular basis. Based upon the most recent review, management has determined that the redemption of the Notes has affected market risk since $150 million of formerly fixed interest rate debt is now subject to changes in variable interest rates.

     As of June 30, 2004, we had $477.2 million in variable rate debt and $150 million in fixed rate debt. The fair value of the variable rate debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

2005	$1,875
2006	13,750
2007	23,125
2008	30,625
2009	38,125
2010	45,625
2011	265,325
2012	58,750

     The maturities shown above reflect debt in place at June 30, 2004. Our interest rate exposure is primarily impacted by changes in LIBOR rates. At June 30, 2004, the weighted average interest rate for the variable rate debt was 2.9%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt incurred as of June 30, 2004 would increase by $4.8 million.

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met and that the maintenance and monitoring of such control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 29, 2004, Bridge Capital Investors II sued Susquehanna Radio Corp., a Media subsidiary, for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. The suit was filed in Federal District Court for the Northern District of Georgia. The station was originally licensed to Anniston, Alabama then subsequently moved into the Atlanta, Georgia metropolitan area. Although Management cannot predict the outcome of this matter, it believes that the action is without merit because all conditions precedent to the $10.0 million payment were not met.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Filed Herewith:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter P. Brubaker.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

(b) Reports on Form 8-K:

•	The Company furnished a Form 8-K on April 1, 2004 under Item 12. Results of Operations and Financial Condition announcing fourth quarter 2003 results and a conference call.

•	The Company furnished a Form 8-K on May 14, 2004 under Item 12. Results of Operations and Financial Condition announcing first quarter 2004 results and a conference call.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2004	SUSQUEHANNA MEDIA CO.

	By:	/s/ John L. Finlayson

John L. Finlayson
Vice President and Principal Financial and Accounting Officer