Form 10-Q
period 2004-09-30
SUSQUEHANNA MEDIA CO
filed 2004-11-12
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES [  ] NO [X]

As of November 11, 2004, the Registrant had 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which was owned by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$—	$525
Accounts receivable, less allowance for doubtful accounts of $1,910 in 2004 and $2,039 in 2003	53,884	52,192
Current portion of notes receivable from Parent	4,690	4,690
Deferred income taxes	6,537	6,621
Interest receivable from Parent	5,004	—
Other current assets	7,130	6,818

Total Current Assets	77,245	70,846

Property, Plant and Equipment, at cost
Land	5,948	5,948
Buildings and improvements	24,987	23,399
Equipment	320,647	272,734
Construction-in-progress	18,959	12,443

	370,541	314,524
Accumulated depreciation and amortization	174,814	154,610

Property, Plant and Equipment, net	195,727	159,914

Intangible Assets and Goodwill, net	508,602	402,466

Notes Receivable from Parent	104,951	104,951

Investments and Other Assets	19,481	38,973

	$906,006	$777,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$1,635	$—
Current portion of long-term debt	2,742	34
Accounts payable	8,451	11,225
Accrued employee-related costs	23,365	14,997
Accrued income taxes	9,585	7,144
Accrued interest	7,019	4,663
Accrued franchise and licensing fees	4,628	2,944
Deferred income	4,603	1,542
Other accrued expenses	8,093	6,893

Total Current Liabilities	70,121	49,442

Long-term Debt	603,999	515,671

Other Liabilities	14,874	13,845

Deferred Income Taxes	77,679	71,216

Minority Interests	67,590	67,223

Stockholders’ Equity
Preferred stock – Voting, 7% cumulative with $100 par value, authorized 110,000 shares	7,050	7,050
Common stock – Voting, $1 par value, 1,100,000 shares Authorized	1,100	1,100
Retained earnings	63,593	51,603

Total Stockholders’ Equity	71,743	59,753

	$906,006	$777,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Revenues
Radio	$61,243	$61,743	$172,155	$169,227
Cable	46,250	34,719	131,951	101,746
Other	940	2,535	2,507	7,602

Total revenues	108,433	98,997	306,613	278,575

Operating Expenses
Operating and programming	41,551	37,762	119,004	106,608
Selling	11,461	10,584	32,416	30,269
General and administrative	20,022	18,462	61,285	52,433
Depreciation and amortization	12,074	7,715	32,260	22,573

Total operating expenses	85,108	74,523	244,965	211,883

Operating Income	23,325	24,474	61,648	66,692
Other Income (Expense)
Interest expense	(7,368)	(8,039)	(24,201)	(22,549)
Loss on extinguishment of debt	—	—	(9,065)	—
Interest income from loan to Parent	1,674	1,744	4,986	5,171
Other	96	(72)	392	(596)

Income Before Income Taxes and Minority Interests	17,727	18,107	33,760	48,718
Provision for Income Taxes	7,328	6,794	13,388	18,445

Income Before Minority Interests	10,399	11,313	20,372	30,273
Minority Interests	(1,083)	(1,121)	(8,012)	(5,169)

Net Income	9,316	10,192	12,360	25,104
Preferred Dividends Declared	(123)	(123)	(370)	(370)

Net Income Available for Common Shares	$9,193	$10,069	$11,990	$24,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,360	$25,104
Adjustments to reconcile net income to net cash:
Depreciation and amortization	32,260	22,573
Deferred income taxes	6,804	6,033
Minority interests	8,012	5,169
Loss on extinguishment of debt	2,690	—
Equity in (earnings) loss of investee	(107)	439
Deferred financing amortization	1,280	822
Changes in assets and liabilities:
Increase in accounts receivable, net	(1,691)	(2,125)
Decrease (increase) in other current assets	(275)	201
Increase in interest receivable from Parent	(5,004)	(5,260)
Decrease in accounts payable	(2,784)	(1,672)
Increase in accrued interest	2,356	7,712
Increase in accrued income taxes	2,184	4,764
Increase in other current liabilities	14,313	7,505
Increase (decrease) in other liabilities	1,029	(1,958)

Net cash provided by operating activities	73,427	69,307

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(28,745)	(23,495)
Acquisitions	(125,404)	(28,190)
Deposit on Cable acquisition	—	(10,000)
Increase in investments, other assets and intangible assets	(4,484)	(1,551)

Net cash used by investing activities	(158,633)	(63,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in revolving credit borrowings	12,400	(134,000)
New term loan borrowings	400,000	150,000
Repayment of term loans	(174,250)	(12,750)
Redemption of Senior Subordinated Notes	(150,000)	—
Increase (decrease) in cash overdrafts	1,635	(849)
Payment of preferred dividends	(370)	(370)
Non-voting subsidiary common stock transactions	(4,734)	(6,543)

Net cash provided (used) by financing activities	84,681	(4,512)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(525)	1,559
CASH AND CASH EQUIVALENTS, beginning	525	—

CASH AND CASH EQUIVALENTS, ending	$—	$1,559

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

     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position as of September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

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

2. Recent Developments

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, that delayed implementation of FIN 46 for entities other than special purpose entities. Media must adopt FIN 46R in 2005. The impact of this interpretation has not yet been determined.

     In September 2004, FASB issued EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill”. Topic D-108 requires that intangible assets other than goodwill acquired in business combinations completed after September 29, 2004 be valued using a direct value method. Intangible assets other than goodwill that were valued using the residual method must be tested for impairment using a direct method no later than the beginning of the first fiscal year beginning after December 31, 2004. Any impairment recognized upon application of a direct value method would be reported as a cumulative effect of a change in accounting principle. Media has not determined the impact of this announcement.

Acquisitions

     Acquisitions are accounted for as purchases. The purchase price of acquisitions are allocated to the tangible and intangible assets acquired and to liabilities assumed at fair values. In determining fair value, Media makes estimates and assumptions, which it believes are reasonable, that affect the fair values. Independent valuations are utilized to value significant acquisitions. Operating results of acquisitions are included in the condensed consolidated statements of Operations from their acquisition dates.

     On April 1, 2004, Media purchased Jesscom, Inc.’s (“Jesscom”) sixty percent interest in 1051FM, LLC for $14.8 million cash. Media now completely owns and operates KCJK-FM, formerly KFME-FM. Existing credit facilities were used to fund the acquisition. Under the terms of a joint operating agreement that terminated April 1, Media formerly sold commercial airtime on Radio Station KFME-FM and Jesscom had programmed and operated the station. KCJK-FM is licensed to Garden City, Missouri and serves the Kansas City market. Based on an independent valuation, the purchase cost was allocated as $0.6 million to plant and equipment, $13.3 million to Federal Communications Commission (“FCC”) license and $0.9 million to goodwill.

     On March 9, 2004, Susquehanna Media Co. (“Media”) purchased cable systems from RCN Telecom Services, Inc. (“RCN”) for $120.6 million cash. A $10.0 million deposit on this acquisition was made during third quarter 2003. As of the date of acquisition, the systems served approximately 29,100 subscribers in eleven communities in and surrounding Carmel, New York with video, high-speed data and telephony services.

     The Carmel cable systems’ purchase price was allocated based on an independent valuation. Certain purchase price adjustments were finalized during third quarter. The final purchase price was allocated as follows (in thousands):

Tangible assets
Cable distribution and premises equipment	$29,402
Other tangible assets	1,346
Intangible assets with determinable lives
Acquired subscriber base	33,980
Intangible assets with indefinite lives
Cable franchise values	55,798
Goodwill	55

Total	$120,581

     The acquisition was funded using new credit facilities described under “New Facilities”.

     RCN agreed to provide transition services to support telephony services for a period of time and to assist Media in migrating the video and high-speed data subscriber base to Media’s own billing, customer care and provisioning systems for additional fees. Fees for these expensed services were approximately $3.4 million through September 30, 2004.

     The following amounts attributable to the Carmel acquisition were included in Media’s condensed consolidated balance sheet as of September 30, 2004 (in thousands):

Current assets	$2,468
Property, plant and equipment, net	29,106
Intangible assets, net	83,418
Current liabilities	5,215

     The following amounts attributable to the Carmel acquisition’s operations were included in Media’s condensed consolidated statement of operations from the acquisition date through September 30, 2004 (in thousands):

Revenues	$18,185
Depreciation and amortization	9,903
Operating loss	(5,380)
Interest expense	3,089

3. Long-term Debt

New Facilities

     Media funded the Carmel acquisition on March 9, 2004 utilizing new credit facilities from a group of banks (“New Facilities”) totaling $600 million that replaced its prior $450 million senior credit facilities (“Old Facilities”). Proceeds from the New Facilities were used to repay all of the Old Facilities (approximately $195 million).

     The New Facilities became effective March 9, 2004. They include a $200 million Revolving Credit Loan commitment, a $150 million Term A Loan and a $250 million Term B Loan. The New Facilities are guaranteed by Media’s subsidiaries and are collateralized by Media’s assets (except for real estate and vehicles), a pledge of Media’s equity in all subsidiaries and a pledge of the Parent’s stock of Media.

     The Revolving Credit Loan and Term A Loan borrowings bear interest based on either a base rate plus an applicable margin (0.0% - 1.0%) or on LIBOR plus an applicable margin (1.00% - 2.25%) based on leverage. Term B Loan borrowings bear interest based on either a base rate plus an applicable margin (0.50% - 0.75%) or LIBOR plus an applicable margin (1.75% - 2.00%) based on leverage. Interest is payable quarterly or on the maturity of a LIBOR-based borrowing. As of September 30, 2004, the effective interest rate on Revolving Credit Loan, Term A Loan and Term B Loan borrowings was 3.10%, 2.79% and 4.02%, respectively.

     The Revolving Credit Loan commitment does not amortize and matures in March 2011. The Term A Loan begins amortizing in 2006 and matures in March 2011. The Term B Loan begins amortizing in 2005 and matures in March 2012. As of September 30, 2004, the following amounts were borrowed and available for borrowing (in millions):

	Borrowed	Available
Revolving Credit Loan	$54	$146
Term A Loan	150	—
Term B Loan	250	—

Totals	$454	$146

     The New Facilities require Media to maintain ratios based on interest coverage, leverage and fixed charge coverage at prescribed levels. Media has consented to restrict its payment of dividends and management fees, investment transactions with affiliates, ownership changes, the sale of assets and the issuance of additional debt.

8.5% Senior Subordinated Notes Redemption

     Media called its 8.5% Senior Subordinated Notes (“Notes”) on May 15, 2004. On May 17, 2004, a total of $162.8 million was paid to bondholders. The amount paid included the Notes’ $150.0 million principal balance, a $6.4 million call premium and $6.4 million of accrued interest. A $9.1 million loss on extinguishment of debt, which included $2.7 million of unamortized deferred financing costs, was recognized in the condensed consolidated statement of operations. The redemption was funded using Media’s New Facilities.

4. Radio Employee Stock Plan and Cable Performance Share Plan

     Annually, on April 1, share values for the Radio Employee Stock Plan and the Cable Performance Share Plan are changed based on the results of the Parent’s annual independent valuation for ESOP purposes. On April 1, 2004, Media recognized compensation expense for the $1.5 million increase in the value of Cable Performance Share Plan shares. The $5.3 million increase in value of outstanding Radio Employee Stock Plan shares was recognized as minority interests in the condensed consolidated statement of operations.

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

6. Contingencies

     Certain Cable programming is purchased through a related cable operator due to favorable rates. During third quarter 2004, the operator notified Cable of a settlement that resulted in a retroactive decrease in programming costs totaling $1.7 million. The retroactive decrease is being used to offset current programming fees. The total retroactive decrease in programming costs was recognized in the three months ended September 30, 2004.

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

7. Segment Information

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

     Segment information follows (in thousands):

	Radio	Cable	Other	Total
For the Three Months Ended September 30, 2004
Operating income (loss)	$17,290	$6,664	$(629)	$23,325
Interest expense, net	970	2,970	3,428	7,368
Depreciation and amortization	1,603	10,370	101	12,074
Income (loss) before income taxes	16,430	3,693	(2,396)	17,727
Identifiable assets	433,762	343,328	128,916	906,006
Capital expenditures	1,493	10,459	54	12,006

For the Three Months Ended September 30, 2003
Operating income	17,361	7,046	67	24,474
Interest expense, net	1,876	2,814	3,349	8,039
Depreciation and amortization	1,453	5,949	313	7,715
Income (loss) before income taxes	15,458	4,231	(1,582)	18,107
Identifiable assets	417,036	231,260	136,450	784,746
Capital expenditures	1,471	4,258	312	6,041

	Radio	Cable	Other	Total
For the Nine Months Ended September 30, 2004
Operating income (loss)	$45,072	$19,442	$(2,866)	$61,648
Interest expense, net	4,071	10,080	10,050	24,201
Depreciation and amortization	5,013	26,955	292	32,260
Income (loss) before income taxes	39,205	3,678	(9,123)	33,760
Identifiable assets	433,762	343,328	128,916	906,006
Capital expenditures	3,258	25,232	255	28,745

For the Nine Months Ended September 30, 2003
Operating income (loss)	43,624	23,429	(361)	66,692
Interest expense, net	5,140	7,719	9,690	22,549
Depreciation and amortization	4,499	17,636	438	22,573
Income (loss) before income taxes	38,327	15,710	(5,319)	48,718
Identifiable assets	417,036	231,260	136,450	784,746
Capital expenditures	4,358	17,461	1,676	23,495

8. Subsequent Events

     On October 23, 2004, a Media subsidiary received a $2.1 million state income tax refund that included approximately $0.6 million of interest on the refund. The refund represents settlement of an income tax audit for years 1997 through 2000. Due to significant uncertainties concerning the audit’s outcome, no income tax benefit was previously recognized. Media will reduce the provision for income taxes for this refund and recognize the interest income in fourth quarter 2004.

     Media has agreed to sell the assets of Radio Station WABZ-FM, licensed to Albemarle, North Carolina, for approximately $11.5 million cash. FCC approval of the transaction has been granted. The gain on sale may approximate $10 million. Closing is expected in November 2004.

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

Overview

     Media is a diversified communications company with operations in radio broadcasting (“Radio”) and cable television (“Cable”). We are the largest privately-owned radio broadcaster and the 12th largest radio broadcaster overall in the United States of America based on 2003 proforma revenues. We are also the 12th largest cable television multiple system operator in the United States of America based on subscribers as of December 31, 2003. Through our subsidiary, SusQtech, we provide Internet content management, eCommerce and eProcurement solutions to clients in the mid-Atlantic region.

     For the nine months ended September 30, 2004, 56% of Media’s revenues were from Radio and 43% were from Cable.

     All of Media’s outstanding common stock is owned by its corporate parent, Susquehanna Pfaltzgraff Co.

     The Radio business focuses on acquiring, operating and developing radio stations in the United States’ 40 largest markets. Our Radio stations offer programming over a broad range of formats. Revenues are generated by the sale of local advertising, national advertising and client-sponsored events on our stations.

     The Cable business provides a broad range of cable television, high-speed Internet access and telephony services to geographically clustered subscribers in small to medium-sized communities. Our Cable operations focus on providing subscribers with high-quality service offerings, superior customer service and attractive programming choices at reasonable rates. Cable revenues are generated by providing basic and expanded basic cable television service, digital cable services, premium services, pay-per-view services, high-speed Internet access and in certain areas, telephony services. Effective January 1, 2004, we merged parts of our BlazeNet operation that provided high-speed Internet access and Internet hosting into our cable operations.

     Media’s operations for the nine months ended September 30, 2004 included the following notable items:

-	Cable acquired assets serving approximately 29,100 subscribers in the Carmel, New York area for $120.6 million cash. This transaction was Media’s largest acquisition to date.

-	Transition costs and higher depreciation and amortization related to the Carmel acquisition have depressed cable operating income.

-	In conjunction with the Carmel acquisition, Media replaced its previous senior secured credit facility with a $600 million senior secured credit facility (“New Facilities”).

-	In May 2004, Media used its New Facilities to fund the redemption of its $150 million 8.5% Senior Subordinated Notes (“Notes”). A $9.1 million loss on extinguishment was recognized which included a $6.4 million call premium paid to bondholders and the $2.7 million write-off of unamortized deferred financing costs.

-	Media acquired total ownership of 1051FM, LLC on April 1 by purchasing Jesscom, Inc.’s sixty percent interest for approximately $14.8 million cash, using existing credit facilities.

-	Cash provided by operating activities for the nine months was $4.1 million higher than 2003.

-	A $1.7 million retroactive expense reduction for cable programming obtained through a related operator was recognized in third quarter 2004.

-	An increase in the value of the radio and cable businesses, according to an independent valuation performed for Susquehanna Pfaltzgraff Co.’s ESOP, increased minority interests by $5.3 million for the Radio segment and increased general and administrative deferred compensation expenses by $1.5 million for the Cable and Other segments as of April 1, 2004.

-	The successive hurricanes that struck the United States during the third quarter caused only minor damage to our facilities and resulted in little service interruptions for our Radio stations and Cable systems.

-	Cable’s election to accelerate the rebuild of the Rankin County, Mississippi cable system to expedite the offering of advanced services to the existing customer base has resulted in higher than expected capital expenditures. The acceleration of the rebuild will be hindered in the fourth quarter due to a shortage of available construction contractors. Many construction contractors have been assisting with repairs of areas in Florida that were devastated by successive hurricanes.

Results of Operations

     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30, 2004
(in millions)	Radio		Cable		Other		Total
Revenues	$61.3	100.0%	$46.2	100.0%	$0.9	100.0%	$108.4	100.0%
Operating expenses:
Operating and programming	20.3	33.1%	20.5	44.4%	0.8	89.0%	41.6	38.4%
Selling	9.5	15.5%	1.7	3.7%	0.2	22.2%	11.4	10.5%
General and administrative	12.6	20.6%	7.1	15.4%	0.3	33.3%	20.0	18.5%
Depreciation and amortization	1.6	2.6%	10.4	22.5%	0.1	11.1%	12.1	11.1%

Total operating expenses	44.0	71.8%	39.7	85.9%	1.4	155.6%	85.1	78.5%

Operating income (loss)	$17.3	28.2%	$6.5	14.1%	$(0.5)	(55.6)%	23.3	21.5%

Other income (expense)
Interest expense							(7.4)	(6.8)%
Interest income from loan to Parent							1.7	1.5%
Other							0.1	0.1%
Provision for income taxes							(7.3)	(6.7)%
Minority interests							(1.1)	(1.0)%

Net income							$9.3	8.6%

	Three months ended September 30, 2003
(in millions)	Radio		Cable		Other		Total
Revenues	$61.7	100.0%	$34.8	100.0%	$2.5	100.0%	$99.0	100.0%
Operating expenses:
Operating and programming	20.5	33.2%	15.8	45.4%	1.5	60.0%	37.8	38.2%
Selling	9.3	15.1%	0.9	2.6%	0.4	16.0%	10.6	10.7%
General and administrative	13.1	21.2%	5.1	14.7%	0.2	8.0%	18.4	18.6%
Depreciation and amortization	1.5	2.4%	6.0	17.2%	0.2	8.0%	7.7	7.8%

Total operating expenses	44.4	71.9%	27.8	79.9%	2.3	92.0%	74.5	75.3%

Operating income	$17.3	28.1%	$7.0	20.1%	$0.2	8.0%	24.5	24.7%

Other income (expense)
Interest expense							(8.1)	(8.2)%
Interest income from loan to Parent							1.8	1.8%
Other expense							—	—%
Provision for income taxes							(6.8)	(6.8)%
Minority interests							(1.2)	(1.2)%

Net income							$10.2	10.3%

	Nine months ended September 30, 2004
(in millions)	Radio		Cable		Other		Total
Revenues	$172.2	100.0%	$132.0	100.0%	$2.4	100.0%	$306.6	100.0%
Operating expenses:
Operating and programming	56.4	32.8%	60.3	45.7%	2.3	95.8%	119.0	38.8%
Selling	27.4	15.9%	4.4	3.3%	0.6	25.0%	32.4	10.6%
General and administrative	38.3	22.2%	20.9	15.8%	2.1	87.5%	61.3	20.0%
Depreciation and amortization	5.0	2.9%	27.0	20.5%	0.3	12.5%	32.3	10.5%

Total operating expenses	127.1	73.8%	112.6	85.3%	5.3	220.8%	245.0	79.9%

Operating income (loss)	$45.1	26.2%	$19.4	14.7%	$(2.9)	(120.8)%	61.6	20.1%

Other income (expense)
Interest expense							(24.2)	(7.9)%
Interest income from loan to Parent							5.0	1.6%
Loss on extinguishment of debt and other							(8.6)	(2.8)%
Provision for income taxes							(13.4)	(4.4)%
Minority interests							(8.0)	(2.6)%

Net income							$12.4	4.0%

	Nine months ended September 30, 2003
(in millions)	Radio		Cable		Other		Total
Revenues	$169.2	100.0%	$101.8	100.0%	$7.6	100.0%	$278.6	100.0%
Operating expenses:
Operating and programming	57.0	33.7%	44.9	44.1%	4.7	61.8%	106.6	38.3%
Selling	26.9	15.9%	2.3	2.3%	1.1	14.5%	30.3	10.9%
General and administrative	37.2	22.0%	13.5	13.2%	1.7	22.4%	52.4	18.8%
Depreciation and amortization	4.5	2.6%	17.7	17.4%	0.4	5.2%	22.6	8.1%

Total operating expenses	125.6	74.2%	78.4	77.0%	7.9	103.9%	211.9	76.1%

Operating income (loss)	$43.6	25.8%	$23.4	23.0%	$(0.3)	(3.9)%	66.7	23.9%

Other income (expense)
Interest expense							(22.6)	(8.1)%
Interest income from loan to Parent							5.2	1.9%
Other expense							(0.6)	(0.2)%
Provision for income taxes							(18.4)	(6.6)%
Minority interests							(5.2)	(1.9)%

Net income							$25.1	9.0%

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Consolidated

     Revenues. Consolidated revenues increased $9.4 million or 9% from 2003 to 2004. Radio and Cable revenues were 57% and 43% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $3.8 million or 10% from 2003 to 2004. The entire increase in operating and programming expense occurred in the Cable segment and was related to operating the new Carmel, New York cable systems, and the merger of the BlazeNet Internet Service Provider (“ISP”) operation into Cable (which was previously included in the Other segment). Cable programming expenses were decreased for a $1.7 million retroactive expense reduction on programming obtained through another operator.

     General and administrative expenses. General and administrative expenses increased $1.6 million or 9% from 2003 to 2004. Radio and Cable general and administrative expenses were 63% and 36% of consolidated general and administrative expenses, respectively. All of the increase in general and administrative expenses was incurred in the Cable segment. The increase in Cable can be attributed to the Carmel acquisition and to costs associated with the consolidation of the customer care operation in York, Pennsylvania.

     Operating income. Operating income decreased $1.2 million or 5% from 2003 to 2004, largely due to the increase in Cable’s operating, general and administrative and depreciation and amortization expenses.

     Net income. Net income decreased $0.9 million or 9% from 2003 to 2004 with the decreased operating income.

     Depreciation and amortization. Depreciation and amortization increased $4.4 million or 57% from 2003 to 2004. Cable’s acquisition of the Carmel cable systems was responsible for the increase.

     Interest expense. Interest expense decreased $0.7 million or 9% from 2003 to 2004. Interest expense from increased debt to acquire the Carmel, New York cable systems and the remaining interest in 1051FM, LLC was offset by a reduction in the effective interest rate due to the redemption of the Notes on May 15, 2004. The Notes were redeemed using Term A Loan. The Term A Loan had a 2.79% interest rate as of September 30, 2004.

Radio Segment

     Revenues. Radio revenues decreased $0.4 million or 1% from 2003 to 2004 largely due to softness in the Dallas stations.

     Operating income. Operating income was unchanged from 2003 to 2004. The decrease in revenues was offset with a decrease in general and administrative expenses. General and administrative expenses in 2003 included $1.0 million additional expense to reflect a change in the ESOP allocation methodology.

Cable Segment

     Revenues. Cable revenues increased $11.4 million or 33% from 2003 to 2004. As of January 1st, BlazeNet’s Internet Service Provider access and hosting operations that were previously reported within the Other segment were merged into Cable’s operation. Other Internet-related services remain in the Other segment. The change in segment composition reflects the broader communications scope of Cable’s operations and the resulting management realignment. Revenues for BlazeNet totaled $1.5 million for the three months ended September 30, 2004.

     On March 9, 2004, Media acquired cable systems serving Carmel, New York. Approximately $8.2 million of revenue was generated by the Carmel systems for the quarter. On a same systems basis (excluding BlazeNet and Carmel, New York revenues), revenues increased $1.8 million or 5% from 2003 to 2004. Increasing penetration of high-speed Internet access, basic/expanded basic rate increases and increased penetration of digital video services were responsible for the improvement in revenues.

     Operating and programming expenses. Cable’s operating and programming expenses increased $4.7 million or 30% from 2003 to 2004, due to Carmel. On a same systems basis, operating and programming expense decreased $0.9 million or 6%. Cable programming expense included a $1.7 million expense reduction for programming acquired through another cable operator. During the third quarter, Cable received notification of the retroactive settlement and recognized the entire expense reduction.

     Selling expenses. Selling expenses increased $0.8 million or 89% from 2003 to 2004. The increase on a same systems basis was $0.6 million or 67% for marketing efforts to address increasing competition.

     General and administrative expenses. Cable general and administrative expenses increased $2.0 million or 39% from 2003 to 2004. On a same systems basis, general and administrative expenses increased $0.4 million or 7% from 2003. Increased general and administrative expenses were primarily from the efforts to centralize Cable’s customer care operations in York, Pennsylvania. Carmel transition expenses incurred in third quarter were approximately $1.4 million. Media has started assuming functions previously provided by RCN and will continue the transition through February 2005. The Contractual Cash Obligations table in the Liquidity and Capital Resources section of this report includes the costs for this transition.

     Depreciation and amortization. Depreciation and amortization increased $4.4 million or 73% from 2003 to 2004 due to the depreciation of the tangible assets and amortization of the customer list for the Carmel acquisition.

     Operating income. Cable operating income decreased $0.5 million or 7% from 2003 to 2004. On a same systems basis, Cable operating income increased $2.1 million or 30% from 2003 to 2004. The decreased operating income is attributable to the acquisition of the Carmel cable systems (operating loss of $2.4 million in third quarter 2004), higher general and administrative expenses.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Consolidated

     Revenues. Consolidated revenues increased $28.0 million or 10% from 2003 to 2004. Radio and Cable revenues were 56% and 43% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $12.4 million or 12% from 2003 to 2004. The entire increase in operating and programming expense occurred in the Cable segment primarily due to the Carmel, New York cable system acquisition and the merger of the BlazeNet ISP operation into Cable. A $1.7 million expense reduction for cable programming acquired through another cable operator was recognized in the third quarter of 2004.

     General and administrative expenses. General and administrative expenses increased $8.9 million or 17% from 2003 to 2004. Radio and Cable general and administrative expenses were 62% and 34% of consolidated general and administrative expenses, respectively. Approximately 83% of the increase in general and administrative expenses was incurred in the Cable segment. The increase in Cable can be attributed to the Carmel acquisition, deferred compensation related to the Cable Performance Share Plan and to costs associated with the consolidation of the customer care operation in York, Pennsylvania. The Other segment also incurred deferred compensation expense related to the Cable Performance Share Plan.

     Operating income. Operating income decreased $5.1 million or 8% from 2003 to 2004, largely due to the increase in Cable’s operating, general and administrative and depreciation and amortization expenses.

     Net income. Net income decreased $12.7 million or 51% from 2003 to 2004. The decrease in net income is the result of decreased operating income in Cable and other expense of $9.1 million related to the early retirement of the Notes. The $5.1 million increase in the valuation for Radio Employee Stock Plan shares on April 1, 2004 increased minority interests.

     Depreciation and amortization. Depreciation and amortization increased $9.7 million or 43% from 2003 to 2004. Cable’s acquisition of the Carmel cable system was responsible for the increase.

     Interest expense. Interest expense increased $1.6 million or 7% from 2003 to 2004. Interest expense from debt incurred to acquire the Carmel, New York cable systems and the remaining interest in 1051FM, LLC was offset by a reduction in the effective interest rate due to redeeming the Notes on May 15, 2004. The Notes’ redemption was funded by the New Facilities’ Term A Loan.

Radio Segment

     Revenues. Radio revenues increased $3.0 million or 2% from 2003 to 2004 largely on improvements in our Atlanta and Kansas City markets and the impact of WSOX-FM (acquired August 2003). On a same stations basis (excluding WSOX-FM) revenues increased $1.6 million or 1%.

     Operating and programming expenses. Operating and programming expenses decreased due to operating efficiencies and low inflationary pressure on expenses.

     Operating income. Operating income increased $1.5 million or 3% from 2003 to 2004. On a same stations basis, Radio operating income increased $2.1 million or 5% from 2003 to 2004. Operating income increased over 2003 in the Atlanta and Kansas City markets.

Cable Segment

     Revenues. Cable revenues increased $30.2 million or 30% from 2003 to 2004. On a same systems basis (excluding BlazeNet and Carmel, New York revenues), revenues increased $7.5 million or 7% from 2003 to 2004. Increasing penetration of high-speed Internet access, basic/expanded basic rate increases and increasing penetration of digital services were responsible for the improvement in revenues on a same systems basis.

     Operating and programming expenses. Cable’s operating and programming expenses increased $15.4 million or 34% from 2003 to 2004, primarily due to Carmel. On a same systems basis, operating and programming expense increased $2.6 million or 6%. The direct costs for delivery of high-speed Internet access increased 41%, representing 46% of the same system increase in operating and programming costs. The recognition of a $1.7 million expense reduction for programming acquired through another operator helped keep operating and programming cost increases below the percentage growth in revenues.

     Selling expenses. Cable selling expenses increased $2.1 million or 91% from 2003 to 2004. On a same systems basis, selling expenses increased $1.2 million or 52% to address increasing competition.

     General and administrative expenses. Cable general and administrative expenses increased $7.4 million or 55% from 2003 to 2004. On a same systems basis, general and administrative expenses increased $3.4 million or 25% from 2003. Increased general and administrative expenses were primarily from the efforts to centralize Cable’s customer care operations in York, Pennsylvania and deferred compensation expense related to the current year change in the price of Cable Performance Shares. Carmel transition expenses incurred from March 9, 2004 through September 30, 2004 were approximately $3.4 million. Media has started assuming functions previously provided by RCN and will continue the transition through February 2005. The Contractual Cash Obligations table in the Liquidity and Capital Resources section of this report includes the costs for this transition.

     Depreciation and amortization. Depreciation and amortization increased $9.3 million or 53% from 2003 to 2004 due to depreciation on tangible assets and amortization of customer lists for the Lawrenceburgand Carmel acquisitions.

     Operating income. Cable operating income decreased $4.0 million or 17% from 2003 to 2004. On a same systems basis, Cable operating income increased $1.4 million or 6% from 2003 to 2004. Decreased operating income is attributable to the acquisition of the Carmel cable systems (which sustained a $5.4 million operating loss from March 9, 2004 through September 30, 2004).

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

     Net cash provided by operating activities was $73.4 million for the nine months ended September 30, 2004. The Company’s net cash provided by operating activities was generated by normal operations. Although net income decreased $12.7 million for the nine months compared to 2003, cash provided by operating activities increased $4.1 million over 2003.

     Net cash used by investing activities was $158.6 million for the nine months ended September 30, 2004. On March 9, 2004, Media acquired the assets of cable systems serving Carmel, New York for $120.6 million cash. On April 1, 2004, Media purchased the remaining sixty percent interest in 1051FM, LLC from Jesscom, Inc. for $14.8 million cash. In conjunction with renewal of radio’s broadcast rights for the San Francisco Giants’ baseball games, Radio invested an additional $1.5 million in the partnership that owns the team. On a cost basis, Radio’s investment in the Giants was $4.0 million as of September 30, 2004. Capital expenditures, excluding acquisitions, were $28.7 million and $23.5 million for the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures were primarily used to upgrade and maintain our cable systems and centralize customer care operations. Media expects to make capital expenditures of $15.3 million during the remainder of 2004, primarily for cable systems upgrades. We expect to utilize our New Facilities and cash flow generated from operations to fund cable systems upgrades.

     The sale of WABZ-FM for approximately $11.5 million cash is expected to close in November 2004.

     Net cash provided by financing activities was $84.7 million for the nine months ended September 30, 2004. Coincident with the acquisition of the Carmel, New York cable systems on March 9, 2004, Media replaced its senior secured credit facility with the New Facilities. The New Facilities’ Revolving Credit Loan had $146.3 million available at September 30, 2004.

     Media redeemed approximately $7.6 million of Radio Employee Stock Plan shares in May 2004 from retirees and employees. Approximately $2.9 million of the redeemed shares were exchanged for a note to be paid out over two years. Existing credit facilities were utilized to fund the redemptions.

     The following tables reflect our contractual cash obligations as of September 30, 2004 in the respective periods in which they are due (in thousands):

	Total
Contractual Cash	Amounts
Obligations	Committed	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$606,741	$9	$3,368	$15,246	$23,168	$30,625	$534,325
Broadcast rights	49,200	2,450	10,650	11,200	8,000	8,250	8,650
RCN transition	2,000	1,400	600	—	—	—	—
Operating leases	33,853	5,191	4,839	4,831	4,257	3,209	11,526

Total	$691,794	$9,050	$19,457	$31,277	$35,425	$42,084	$554,501

     Media was in compliance with its loan covenants, as each is defined under the New Facilities, as of September 30, 2004. A summary of the most restrictive covenants, the required covenant value and the corresponding actual value follows:

Covenant Test	Actual Value
Fixed charge coverage ratio must be at least 1.10	1.68
Maximum consolidated leverage ratio may not exceed 6.50	4.22
Interest coverage ratio must be at least 2.00	5.14

     Our New Facilities include a provision that allows our lenders to refuse additional borrowings if our financial condition suffers a material adverse change. Violation of covenants under the New Facilities could result in a cross-default of our 7.375% Senior Subordinated Notes (“7.375% Notes”). A default under the 7.375% Notes could result in a default under our New Facilities. Any such defaults would permit our lenders and noteholders to accelerate payment of the debt, which would likely have a material adverse impact on our financial condition and results of operations.

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

     As of September 30, 2004, Media had $453.7 million in variable rate debt and $150 million in fixed rate debt. The fair value of the variable rate debt approximates its carrying value. Variable rate debt matures as follows:

(in thousands)
2005	$1,875
2006	13,750
2007	23,125
2008	30,625
2009	38,125
2010	45,625
2011	241,825
2012	58,750

     The maturities shown above reflect debt in place at September 30, 2004. Our interest rate exposure is primarily impacted by changes in LIBOR rates. At September 30, 2004, the weighted average interest rate for the variable rate debt was 3.7%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt incurred as of September 30, 2004 would increase by $4.5 million.

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met and that the maintenance and monitoring of such control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.

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

ITEM 6. EXHIBITS

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

November 11, 2004	SUSQUEHANNA MEDIA CO.

	By:	/s/ John L. Finlayson

John L. Finlayson
Vice President and Principal
Financial and Accounting Officer