Form 10-Q/A
period 2004-09-30
SUSQUEHANNA MEDIA CO
filed 2005-03-30
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-Q of Susquehanna Media Co, (“Media”), for the quarter ended September 30, 2004 is being filed to restate Media’s financial statements for the quarter ended September 30, 2004, as filed in Media’s Form 10-Q on November 12, 2004. This amendment is not intended to update other information presented in this report as originally filed, except where noted. Media is not required to, and has not updated any forward-looking statements previously included in the Form 10-Q.

     Certain cable programming is purchased through a third-party cable operator (“Operator”) due to favorable rates. During third quarter 2004, the Operator notified Media of an agreement with an unrelated programming supplier (“Supplier”) that resulted in a decrease in programming costs totaling $1.5 million which was retroactive through first quarter 2003. The retroactive decrease was used to offset current programming costs. The total retroactive decrease in programming costs was recognized in the three months ended September 30, 2004. Subsequent to the filing of Form 10-Q, the Supplier questioned Media’s right to purchase through the Operator. After further investigation, it was determined that Media was not eligible to purchase this programming through the Operator. The retroactive expense decrease previously recognized was not realizable. Additionally, the Supplier required Media to pay $0.7 million in higher programming costs retroactive to first quarter 2003 as a result of Media utilizing discounts in prior periods that were not allowable. The consolidated financial statements as of and for the three and nine months ended September 30, 2004 have been restated to recognize $2.2 million additional programming costs. The effect on 2003 and prior 2004 interim periods was not material.

     This Amendment No. 1 is being filed to amend and restate the items described below contained in the above referenced Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2004. This amendment amends Part I, Item 1, Financial Statements; Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 4, Controls and Procedures; and Part II, Item 1, Legal Proceedings for the following purposes:

•	To amend Part I, Item 1, Financial Statements, to restate our unaudited condensed consolidated financial statements and the related notes thereto as more fully described in Note 8 to the financial statements;

•	To amend Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the effect of the restatement;

•	To amend Part I, Item 4, Controls and Procedures, to reflect the matters discussed above;

•	To amend Part II, Item 1, Legal Proceedings, to update matters originally disclosed.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Restated
	see Note 8)
ASSETS
Current Assets
Cash and cash equivalents	$—	$525
Accounts receivable, less allowance for doubtful accounts of $1,910 in 2004 and $2,039 in 2003	53,884	52,192
Current portion of notes receivable from Parent	4,690	4,690
Deferred income taxes	6,537	6,621
Interest receivable from Parent	5,004	—
Other current assets	7,130	6,818

Total Current Assets	77,245	70,846

Property, Plant and Equipment, at cost
Land	5,948	5,948
Buildings and improvements	24,987	23,399
Equipment	320,647	272,734
Construction-in-progress	18,959	12,443

	370,541	314,524
Accumulated depreciation and amortization	174,814	154,610

Property, Plant and Equipment, net	195,727	159,914

Intangible Assets and Goodwill, net	508,602	402,466

Notes Receivable from Parent	104,951	104,951

Investments and Other Assets	19,481	38,973

	$906,006	$777,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Cash overdrafts	$1,635	$—
Current portion of long-term debt	2,742	34
Accounts payable	10,646	11,225
Accrued employee-related costs	23,365	14,997
Accrued income taxes	8,697	7,144
Accrued interest	7,019	4,663
Accrued franchise and licensing fees	4,628	2,944
Deferred income	4,603	1,542
Other accrued expenses	8,093	6,893

Total Current Liabilities	71,428	49,442

Long-term Debt	603,999	515,671

Other Liabilities	14,874	13,845

Deferred Income Taxes	77,679	71,216

Minority Interests	67,321	67,223

Stockholders’ Equity
Preferred stock – Voting, 7% cumulative with $100 par value, authorized 110,000 shares	7,050	7,050
Common stock – Voting, $1 par value, 1,100,000 shares Authorized	1,100	1,100
Retained earnings	62,555	51,603

Total Stockholders’ Equity	70,705	59,753

	$906,006	$777,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(Restated		(Restated
	see Note 8)		see Note 8)
Revenues
Radio	$61,243	$61,743	$172,155	$169,227
Cable	46,250	34,719	131,951	101,746
Other	940	2,535	2,507	7,602

Total revenues	108,433	98,997	306,613	278,575

Operating Expenses
Operating and programming	43,746	37,762	121,199	106,608
Selling	11,461	10,584	32,416	30,269
General and administrative	20,022	18,462	61,285	52,433
Depreciation and amortization	12,074	7,715	32,260	22,573

Total operating expenses	87,303	74,523	247,160	211,883

Operating Income	21,130	24,474	59,453	66,692
Other Income (Expense)
Interest expense	(7,368)	(8,039)	(24,201)	(22,549)
Loss on extinguishment of debt	—	—	(9,065)	—
Interest income from loan to Parent	1,674	1,744	4,986	5,171
Other	96	(72)	392	(596)

Income Before Income Taxes and Minority Interests	15,532	18,107	31,565	48,718
Provision for Income Taxes	6,440	6,794	12,500	18,445

Income Before Minority Interests	9,092	11,313	19,065	30,273
Minority Interests	(814)	(1,121)	(7,743)	(5,169)

Net Income	8,278	10,192	11,322	25,104
Preferred Dividends Declared	(123)	(123)	(370)	(370)

Net Income Available for Common Shares	$8,155	$10,069	$10,952	$24,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For The Nine Months Ended
	September 30,
	2004	2003
	(Restated
	see Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,322	$25,104
Adjustments to reconcile net income to net cash:
Depreciation and amortization	32,260	22,573
Deferred income taxes	6,804	6,033
Minority interests	7,743	5,169
Loss on extinguishment of debt	2,690	—
Equity in (earnings) loss of investee	(107)	439
Deferred financing amortization	1,280	822
Changes in assets and liabilities:
Increase in accounts receivable, net	(1,691)	(2,125)
Decrease (increase) in other current assets	(275)	201
Increase in interest receivable from Parent	(5,004)	(5,260)
Decrease in accounts payable	(589)	(1,672)
Increase in accrued interest	2,356	7,712
Increase in accrued income taxes	1,296	4,764
Increase in other current liabilities	14,313	7,505
Increase (decrease) in other liabilities	1,029	(1,958)

Net cash provided by operating activities	73,427	69,307

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(28,745)	(23,495)
Acquisitions	(125,404)	(28,190)
Deposit on Cable acquisition	—	(10,000)
Increase in investments, other assets and intangible assets	(4,484)	(1,551)

Net cash used by investing activities	(158,633)	(63,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in revolving credit borrowings	12,400	(134,000)
New term loan borrowings	400,000	150,000
Repayment of term loans	(174,250)	(12,750)
Redemption of Senior Subordinated Notes	(150,000)	—
Increase (decrease) in cash overdrafts	1,635	(849)
Payment of preferred dividends	(370)	(370)
Non-voting subsidiary common stock transactions	(4,734)	(6,543)

Net cash provided (used) by financing activities	84,681	(4,512)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(525)	1,559
CASH AND CASH EQUIVALENTS, beginning	525	—

CASH AND CASH EQUIVALENTS, ending	$—	$1,559

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

Acquisitions

     Acquisitions are accounted for as purchases. The purchase price of acquisitions is allocated to the tangible and intangible assets acquired and to liabilities assumed at fair values. In determining fair value, Media makes estimates and assumptions, which it believes are reasonable, that affect the fair values. Independent valuations are utilized to value significant acquisitions. Operating results of acquisitions are included in the condensed consolidated statements of Operations from their acquisition dates.

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

     The Revolving Credit Loan and Term A Loan borrowings bear interest based on either a base rate plus an applicable margin (0.0% — 1.0%) or on LIBOR plus an applicable margin (1.00% — 2.25%) based on leverage. Term B Loan borrowings bear interest based on either a base rate plus an applicable margin (0.50% — 0.75%) or LIBOR plus an applicable margin (1.75% — 2.00%) based on leverage. Interest is payable quarterly or on the maturity of a LIBOR-based borrowing. As of September 30, 2004, the effective interest rate on Revolving Credit Loan, Term A Loan and Term B Loan borrowings was 3.10%, 2.79% and 4.02%, respectively.

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

     Segment information follows (in thousands):

	Radio	Cable	Other	Total
For the Three Months Ended September 30, 2004		(Restated)		(Restated)
Operating income (loss)	$17,290	$4,469	$(629)	$21,130
Interest expense, net	970	2,970	3,428	7,368
Depreciation and amortization	1,603	10,370	101	12,074
Income (loss) before income taxes	16,430	1,498	(2,396)	15,532
Identifiable assets	433,762	343,328	128,916	906,006
Capital expenditures	1,493	10,459	54	12,006
For the Three Months Ended September 30, 2003
Operating income	17,361	7,046	67	24,474
Interest expense, net	1,876	2,814	3,349	8,039
Depreciation and amortization	1,453	5,949	313	7,715
Income (loss) before income taxes	15,458	4,231	(1,582)	18,107
Identifiable assets	417,036	231,260	136,450	784,746
Capital expenditures	1,471	4,258	312	6,041

	Radio	Cable	Other	Total
For the Nine Months Ended September 30, 2004		(Restated)		(Restated)
Operating income (loss)	$45,072	$17,247	$(2,866)	$59,453
Interest expense, net	4,071	10,080	10,050	24,201
Depreciation and amortization	5,013	26,955	292	32,260
Income (loss) before income taxes	39,205	1,483	(9,123)	31,565
Identifiable assets	433,762	343,328	128,916	906,006
Capital expenditures	3,258	25,232	255	28,745
For the Nine Months Ended September 30, 2003
Operating income (loss)	43,624	23,429	(361)	66,692
Interest expense, net	5,140	7,719	9,690	22,549
Depreciation and amortization	4,499	17,636	438	22,573
Income (loss) before income taxes	38,327	15,710	(5,319)	48,718
Identifiable assets	417,036	231,260	136,450	784,746
Capital expenditures	4,358	17,461	1,676	23,495

8. Restatement

     Certain cable programming is purchased through another cable operator (“Operator”) due to favorable rates. During third quarter 2004, the Operator notified Media of an agreement that resulted in a decrease in programming costs totaling $1.5 million that was retroactive through first quarter 2003. The retroactive decrease was used to offset current programming fees. The total retroactive decrease in programming costs was recognized in the three months ended September 30, 2004. Subsequently, the affected programming supplier questioned Media’s right to purchase through the Operator. After further investigation, it was determined that Media was not eligible to purchase this programming through the Operator. The retroactive expense decrease previously recognized was not realizable. Additionally, the programming supplier required Media to pay $0.7 million in higher programming costs retroactive to first quarter 2003 as a result of Media utilizing discounts in prior periods that were not allowable. The consolidated financial statements as of and for the three and nine months ended September 30, 2004 have been restated to recognize $2.2 million additional programming costs. The effect on 2003 and prior 2004 interim periods was not material.

     The effects of the restatement are summarized below (in thousands):

	September 30, 2004	September 30, 2004
	(Restated)	(As previously reported)
Consolidated Balance Sheet
Accounts payable	$10,646	8,451
Accrued income taxes	8,697	9,585
Minority interests	67,321	67,590
Retained earnings	62,555	63,593
Total stockholders equity	70,705	71,743

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2004	2004
	(Restated)	(As previously	(Restated)	(As previously
		reported)		reported)
Consolidated Statements of Operations
Operating and programming costs	$43,746	$41,551	$121,199	$119,004
Operating income	21,130	23,325	59,453	61,648
Income before income taxes and minority interests	15,532	17,727	31,565	33,760
Provision for income taxes	6,440	7,328	12,500	13,388
Income before minority interests	9,092	10,399	19,065	20,372
Minority interests	(814)	(1,083)	(7,743)	(8,012)
Net income	8278	9316	11,322	12,360

	For the nine months ended September 30, 2004
	(Restated)	(As previously reported)
Consolidated Statement of Cash Flows
Cash Flows From Operating Activities
Net income	$11,322	12,360
Minority interests	7,743	8,012
Decrease in accounts payable	(589)	(2,784)
Increase in accrued income taxes	1,296	2,184

9. Subsequent Events

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

Overview

     Media is a diversified communications company with operations in radio broadcasting (“Radio”) and cable television (“Cable”). We are the largest privately-owned radio broadcaster and the 12th largest radio broadcaster overall in the United States of America based on 2003 pro forma revenues. We are also the 12th largest cable television multiple system operator in the United States of America based on subscribers as of December 31, 2003. Through our subsidiary, SusQtech, we provide Internet content management, eCommerce and eProcurement solutions to clients in the mid-Atlantic region.

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

     Media’s operations for the nine months ended September 30, 2004 included the following notable items:

•	Cable acquired assets serving approximately 29,100 subscribers in the Carmel, New York area for $120.6 million cash. This transaction was Media’s largest acquisition to date.

•	Transition costs and higher depreciation and amortization related to the Carmel acquisition have depressed cable operating income.

•	In conjunction with the Carmel acquisition, Media replaced its previous senior secured credit facility with a $600 million senior secured credit facility (“New Facilities”).

•	In May 2004, Media used its New Facilities to fund the redemption of its $150 million 8.5% Senior Subordinated Notes (“Notes”). A $9.1 million loss on extinguishment was recognized which included a $6.4 million call premium paid to bondholders and the $2.7 million write-off of unamortized deferred financing costs.

•	Media acquired total ownership of 1051FM, LLC on April 1 by purchasing Jesscom, Inc.’s sixty percent interest for approximately $14.8 million cash, using existing credit facilities.

•	Cash provided by operating activities for the nine months was $4.1 million higher than 2003.

•	An increase in the value of the radio and cable businesses, according to an independent valuation performed for Susquehanna Pfaltzgraff Co.’s ESOP, increased minority interests by $5.3 million for the Radio segment and increased general and administrative deferred compensation expenses by $1.5 million for the Cable and Other segments as of April 1, 2004.

•	The successive hurricanes that struck the United States during the third quarter caused only minor damage to our facilities and resulted in little service interruptions for our Radio stations and Cable systems.

•	Cable’s election to accelerate the rebuild of the Rankin County, Mississippi cable system to expedite the offering of advanced services to the existing customer base has resulted in higher than expected capital expenditures. The acceleration of the rebuild will be hindered in the fourth quarter due to a shortage of available construction contractors. Many construction contractors have been assisting with repairs of areas in Florida that were devastated by successive hurricanes.

Results of Operations

     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and nine months ended September 30, 2004 and 2003:

(in millions)	Three months ended September 30, 2004
	Radio		Cable (Restated)		Other		Total
Revenues	$61.3	100.0%	$46.2	100.0%	$0.9	100.0%	$108.4	100.0%
Operating expenses:
Operating and programming	20.3	33.1%	22.7	49.1%	0.8	89.0%	43.8	40.4%
Selling	9.5	15.5%	1.7	3.7%	0.2	22.2%	11.4	10.5%
General and administrative	12.6	20.6%	7.1	15.4%	0.3	33.3%	20.0	18.5%
Depreciation and amortization	1.6	2.6%	10.4	22.5%	0.1	11.1%	12.1	11.1%

Total operating expenses	44.0	71.8%	41.9	90.7%	1.4	155.6%	87.3	80.5%

Operating income (loss)	$17.3	28.2%	$4.3	9.3%	$(0.5)	(55.6)%	21.1	19.5%

Other income (expense)
Interest expense							(7.4)	(6.8)%
Interest income from loan to Parent							1.7	1.5%
Other							0.1	0.1%
Provision for income taxes							(6.4)	(5.9)%
Minority interests							(0.8)	(0.8)%

Net income							$8.3	7.7%

(in millions)	Three months ended September 30, 2003
	Radio		Cable		Other		Total
Revenues	$61.7	100.0%	$34.8	100.0%	$2.5	100.0%	$99.0	100.0%
Operating expenses:
Operating and programming	20.5	33.2%	15.8	45.4%	1.5	60.0%	37.8	38.2%
Selling	9.3	15.1%	0.9	2.6%	0.4	16.0%	10.6	10.7%
General and administrative	13.1	21.2%	5.1	14.7%	0.2	8.0%	18.4	18.6%
Depreciation and amortization	1.5	2.4%	6.0	17.2%	0.2	8.0%	7.7	7.8%

Total operating expenses	44.4	71.9%	27.8	79.9%	2.3	92.0%	74.5	75.3%

Operating income	$17.3	28.1%	$7.0	20.1%	$0.2	8.0%	24.5	24.7%

Other income (expense)
Interest expense							(8.1)	(8.2)%
Interest income from loan to Parent							1.8	1.8%
Other expense							—	—%
Provision for income taxes							(6.8)	(6.8)%
Minority interests							(1.2)	(1.2)%

Net income							$10.2	10.3%

(in millions)	Nine months ended September 30, 2004
	Radio		Cable (Restated)		Other		Total (Restated)
Revenues	$172.2	100.0%	$132.0	100.0%	$2.4	100.0%	$306.6	100.0%
Operating expenses:
Operating and programming	56.4	32.8%	62.5	47.3%	2.3	95.8%	121.2	39.5%
Selling	27.4	15.9%	4.4	3.3%	0.6	25.0%	32.4	10.6%
General and administrative	38.3	22.2%	20.9	15.8%	2.1	87.5%	61.3	20.0%
Depreciation and amortization	5.0	2.9%	27.0	20.5%	0.3	12.5%	32.3	10.5%

Total operating expenses	127.1	73.8%	114.8	87.0%	5.3	220.8%	247.2	80.6%

Operating income (loss)	$45.1	26.2%	$17.2	13.0%	$(2.9)	(120.8)%	59.4	19.4%

Other income (expense)
Interest expense							(24.2)	(7.9)%
Interest income from loan to Parent							5.0	1.6%
Loss on extinguishment of debt and other							(8.6)	(2.8)%
Provision for income taxes							(12.5)	(4.1)%
Minority interests							(7.8)	(2.5)%

Net income							$11.3	3.7%

(in millions)	Nine months ended September 30, 2003
	Radio		Cable		Other		Total
Revenues	$169.2	100.0%	$101.8	100.0%	$7.6	100.0%	$278.6	100.0%
Operating expenses:
Operating and programming	57.0	33.7%	44.9	44.1%	4.7	61.8%	106.6	38.3%
Selling	26.9	15.9%	2.3	2.3%	1.1	14.5%	30.3	10.9%
General and administrative	37.2	22.0%	13.5	13.2%	1.7	22.4%	52.4	18.8%
Depreciation and amortization	4.5	2.6%	17.7	17.4%	0.4	5.2%	22.6	8.1%

Total operating expenses	125.6	74.2%	78.4	77.0%	7.9	103.9%	211.9	76.1%

Operating income (loss)	$43.6	25.8%	$23.4	23.0%	$(0.3)	(3.9)%	66.7	23.9%

Other income (expense)
Interest expense							(22.6)	(8.1)%
Interest income from loan to Parent							5.2	1.9%
Other expense							(0.6)	(0.2)%
Provision for income taxes							(18.4)	(6.6)%
Minority interests							(5.2)	(1.9)%

Net income							$25.1	9.0%

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Consolidated

     Revenues. Consolidated revenues increased $9.4 million or 9% from 2003 to 2004. Radio and Cable revenues were 57% and 43% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $6.0 million or 16% from 2003 to 2004. The entire increase in operating and programming expense occurred in the Cable segment and was related to operating the new Carmel, New York cable systems, and the merger of the BlazeNet Internet Service Provider (“ISP”) operation into Cable (which was previously included in the Other segment).

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

     Operating income. Operating income decreased $3.3 million or 14% from 2003 to 2004, largely due to the increase in Cable’s operating, general and administrative and depreciation and amortization expenses.

     Net income. Net income decreased $1.9 million or 19% from 2003 to 2004 with the decreased operating income.

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

     Operating and programming expenses. Cable’s operating and programming expenses increased $6.9 million or 44% from 2003 to 2004, due to Carmel. On a same systems basis, operating and programming expense increased $1.2 million or 8%. The cost of acquired programming represented 58% of Cable operating and programming costs and increased on a same systems basis by 7%. The remainder of the increase is attributable to increasing penetration of high-speed Internet access which is growing at a faster pace than revenues in total.

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

     Operating income. Cable operating income decreased $2.7 million or 39% from 2003 to 2004. On a same systems basis, Cable operating income decreased $0.1 million or 2% from 2003 to 2004. The decreased operating income is attributable to the acquisition of the Carmel cable systems (operating loss of $2.4 million in third quarter 2004), higher general and administrative expenses.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Consolidated

     Revenues. Consolidated revenues increased $28.0 million or 10% from 2003 to 2004. Radio and Cable revenues were 56% and 43% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $14.6 million or 14% from 2003 to 2004. The entire increase in operating and programming expense occurred in the Cable segment primarily due to the Carmel, New York cable system acquisition and the merger of the BlazeNet ISP operation into Cable.

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

     Operating income. Operating income decreased $7.3 million or 11% from 2003 to 2004, largely due to the increase in Cable’s operating, general and administrative and depreciation and amortization expenses.

     Net income. Net income decreased $13.8 million or 55% from 2003 to 2004. The decrease in net income is the result of decreased operating income in Cable and other expense of $9.1 million related to the early retirement of the Notes. The $5.1 million increase in the valuation for Radio Employee Stock Plan shares on April 1, 2004 increased minority interests.

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

     Operating and programming expenses. Cable’s operating and programming expenses increased $17.6 million or 39% from 2003 to 2004, primarily due to Carmel. On a same systems basis, operating and programming expense increased $4.8 million or 11%. Increases in the cost of acquired programming on a same system basis were 9% and represented 46% of the same system increase in operating and programming costs. In addition, the direct costs for delivery of high-speed Internet access increased 41%, representing 22% of the same system increase in operating and programming costs.

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

     Depreciation and amortization. Depreciation and amortization increased $9.3 million or 53% from 2003 to 2004 due to depreciation on tangible assets and amortization of customer lists for the Lawrenceburg and Carmel acquisitions.

     Operating income. Cable operating income decreased $6.2 million or 27% from 2003 to 2004. On a same systems basis, Cable operating income decreased $0.8 million or 3% from 2003 to 2004. Decreased operating income is attributable to the acquisition of the Carmel cable systems (which sustained a $5.4 million operating loss from March 9, 2004 through September 30, 2004).

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

     Net cash provided by operating activities was $73.4 million for the nine months ended September 30, 2004. The Company’s net cash provided by operating activities was generated by normal operations. Although net income decreased $13.8 million for the nine months compared to 2003, cash provided by operating activities increased $4.1 million over 2003.

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

     The sale of WABZ-FM for approximately $11.5 million is expected to close in November 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures under the Securities Exchange Act of 1934 as of the end of the period covered by the original report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Subsequent to filing the original report, it was determined that third-party information management relied upon in determining, paying, recording and reporting cable programming costs was incorrect. Non-disclosure agreements limit Media’s ability to verify some programming cost information. The impact of this restatement is further described in Note 7 to the Condensed Consolidated Financial Statements.

     Despite the nature of the facts and circumstances involved, particularly the application of judgment in management’s decision to accept limited information concerning some cable programming costs, and the level of internal analysis, review and approval of the decision to originally recognize the reduction in programming costs in the third quarter of 2004, our Chief Executive Officer and Chief Financial Officer concluded that the circumstances that led to this interim period restatement constituted a material weakness in our internal control structure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Susquehanna Radio Corp., a Media subsidiary, for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. The suit was filed in Federal District Court for the Northern District of Georgia. The station was originally licensed to Anniston, Alabama then subsequently moved into the Atlanta, Georgia metropolitan area.

     On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment grants BCI the sum of $10.0 million with interest at the rate of 9% per annum from January 22, 2001 and allows BCI’s recovery of attorneys’ fees and costs. On February 22, 2005, Media appealed the judgment.

ITEM 6. EXHIBITS

(a)	Exhibits Filed Herewith:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David E. Kennedy.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David E. Kennedy.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by John L. Finlayson.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 30, 2005	SUSQUEHANNA MEDIA CO.
	By:	/s/ John L. Finlayson
John L. Finlayson
Vice President and Chief Financial Officer