Form 10-K
period 2004-12-31
SUSQUEHANNA MEDIA CO
filed 2005-03-31
CIK 1088146

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

As of March 29, 2005, there were 1,100,000 shares of Common Stock outstanding, all of which was held by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

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

     All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•	general economic and business conditions, both nationally and in our markets;

•	interest rate movements;

•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;

•	expectations and estimates concerning future financial performance;

•	the amount and timing of payments required under the Radio Employee Stock Plan and the Cable Performance Share Plan;

•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

•	our ability to successfully enter new lines of business, from time to time, such as telephony;

•	financing plans and access to adequate capital on favorable terms;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•	the impact of competition from other radio stations, media forms, communication service providers and telephony service providers;

•	changes in accounting principles generally accepted in the United States and SEC rules and regulations;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

•	the possible non-renewal of cable franchises;

•	increases in programming costs and availability of programming;

•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	advances in technology and our ability to adapt to and capitalize on such advances;

•	decreases in our customers’ advertising and entertainment expenditures; and

•	other factors over which we may have little or no control.

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

RISK FACTORS

     Before you invest in our securities, you should be aware that there are various risks involved in your investment. You should read and carefully consider each of the following material risk factors, as well as other information in this report before making a decision to invest in our securities. Our business, financial condition, results of operations and our ability to make payments on our indebtedness could be materially adversely affected by any of the following risks. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks faced by us described below or elsewhere.

Risks Related to Us and Our Business

Our significant debt service obligations will limit our cash flow and affect how we operate our company.

     We have a significant level of debt and debt service obligations. As of December 31, 2004, we had approximately $577.2 million of indebtedness. We had the ability to incur approximately $175.8 million of additional debt under our senior credit facilities as of that date. If we add new debt to our current debt levels, the related risks that we now face could intensify.

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

We depend upon our subsidiaries for the cash flow necessary to service our debt and other cash obligations.

     Media is a holding company. We conduct our business through our operating subsidiaries and do not have any operations of our own. As a result, we are dependent upon the ability of our subsidiaries to provide us with cash, in the form of dividends, inter-company credits, loans or otherwise, to meet our debt service obligations. Our subsidiaries are separate and distinct legal entities and have no obligations to pay any amounts due on our indebtedness or to make any funds available therefore. Dividends, loans or other distributions to us from our subsidiaries may be subject to contractual or other restrictions and may also be subject to the results of operations of such subsidiaries and other business considerations.

     Not all of our subsidiaries are wholly-owned. To the extent that our subsidiaries that are not wholly-owned declare dividends or make other distributions to stockholders, minority stockholders will receive their shares of such payments, and such amounts will not be available to service our indebtedness. The indentures governing our outstanding senior subordinated notes do, however, limit the amount of dividends and other distributions that may be paid to these minority stockholders.

Our indebtedness prohibits us from engaging in activities that may benefit us.

     Our senior credit facilities and the indenture governing 7.375% senior subordinated notes due 2013 each contain a number of significant covenants. These covenants limit or restrict our ability to:

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

Our senior credit facilities contain cross-default provisions that may enable senior lenders to proceed against collateral in the event of a default on our senior subordinated notes.

     The events that qualify as events of default under the indenture governing our 7.375% senior subordinated notes due 2013 may also be events of default under our senior credit facilities or other indebtedness. An event of default under the senior credit facilities would permit our lenders to accelerate payment of our indebtedness. If we cannot repay such borrowings when due, the lenders could proceed against the collateral securing the debt.

If we do not successfully integrate future acquisitions, we may not successfully increase our cash flow.

     As part of our business strategy, we may acquire suitable radio stations and cable systems. In the event that we acquire additional radio stations and cable systems, we may have difficulty integrating the operations, systems and management of such businesses, and unforeseen integration difficulties may require a disproportionate amount of management’s attention and our other resources. We may have difficulty in providing new services such as telephony to our cable subscribers. There can be no assurance that any future acquisitions will be as successful as recent acquisitions, and future acquisitions may not increase our cash flow or yield other anticipated benefits.

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

     We derive substantially all of our broadcast revenues from the sale of advertising on our radio stations. For each of the years ended December 31, 2004, 2003 and 2002, approximately 93% of our radio revenues were generated from the sale of broadcast advertising. Because advertisers generally reduce their spending during economic downturns, we could be adversely affected by a future national recession. In addition, because a substantial portion of our broadcast revenues is derived from local advertisers, our ability to generate advertising revenues in specific markets could be adversely affected by local or regional economic downturns.

     A concentration of stations in any particular market intensifies our exposure to economic declines. We are particularly dependent on advertising revenue from the San Francisco and Dallas markets, which generated approximately 26% and 24%, respectively of our total radio revenue for the year ended December 31, 2004. Advertising revenue from the San Francisco and Dallas markets each generated 26% of our total radio revenue for the year ended December 31, 2003. The decline in Dallas revenues can be attributed to competitive pressures. An economic decline in these markets could adversely impact our cash flow and results of operations.

The ongoing impact of acts of war and terrorism in the United States and globally, may reduce our advertising revenues and have other negative effects on our business.

     A general slowdown in the Unites States economy, as well as the impact of acts of war and terrorism against the United States, and the country’s response thereto, could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and other factors. In addition, these ongoing events could depress economic activity in the United States and globally, including the markets in which we operate, and may have other negative effects on our business, the nature and duration of which we cannot predict. If these acts of war or terrorism continue or economic conditions weaken, our financial condition and results of operations may be materially and adversely affected.

Competition from other radio stations and media forms could reduce our advertising revenues and cash flow.

     The radio broadcasting industry is very competitive. The success of each of our stations is dependent upon its audience ratings and share of the overall advertising revenues within its market. Our stations compete for audiences and advertising revenues directly with other radio stations (including satellite radio), and some of the owners of those competing stations have much greater financial resources than we do. Our stations also compete with other media such as cable television, newspapers, magazines, direct mail, compact discs, music videos, the Internet and outdoor advertising. We cannot be sure that any of our stations can maintain or increase its current audience ratings or market share. In addition, other stations may change their format or programming to compete directly with our stations for audience and advertisers or engage in aggressive promotional campaigns. If this happens, the ratings and advertising revenues of our stations could decrease, the promotion and other expenses of our stations could increase, and our stations would have lower broadcast cash flow.

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

     The FCC has indicated that it will no longer, on its own initiative, examine and may impose limits upon the advertising revenue share acquired by one entity in a single market. In addition, the Department of Justice, either directly through its administration of the Hart-Scott-Rodino pre-merger notification requirements, or generally, has taken an active role in reviewing acquisitions of stations in particular markets and, in some instances, has conditioned its clearance on the parties’ agreement to limit market share to a level approved by the Department.

     In 2001, the FCC began rulemaking proceedings on two of its broadcast ownership rules — the Broadcast-Newspaper Cross-Ownership Rule and the Local Radio Ownership Rule. In September of 2002, the FCC issued a Notice of Proposed Rulemaking, or NPRM, in which it sought comment on its four other broadcast ownership rules: the Television-Radio Cross-Ownership Rule; the Dual Television Network Rule; the Local Television Multiple Ownership Rule; and the National Television Ownership Rule. The September NPRM consolidated the three proceedings into a single biennial review for all broadcast ownership rules; such biennial reviews are required in accordance with the 1996 Telecom Act. In June, 2003, the FCC adopted a set of revised local and national ownership rules that further relaxed its broadcast ownership restrictions to permit some additional ownership consolidation. In August 2003, a number of parties appealed the FCC’s revised rules, and the Third Circuit in Philadelphia was selected to hear all of the appeals. The Third Circuit, in September 2003, granted a stay of the new rules shortly before they were to go into effect, with the exception of the National TV Ownership Rule which was modified in January 2004 by Congress, thereby mooting all reconsideration and appeals of that issue.

     In June 2004, the Third Circuit remanded to the FCC for further explanation or modification many of the radio multiple ownership rule changes adopted by the FCC in June 2003; the court did, however, indicate its approval of the FCC’s decisions to repeal the ban on newspaper-radio cross-ownership, to use Arbitron Metro markets to define local markets and to count non-commercial educational radio stations in determining the size of a market, to attribute radio stations whose advertising is brokered under a Joint Sales Agreement to a brokering station’s permissible ownership totals, and impose a transfer restriction. As to these approved changes, the Third Circuit in September 2004 granted an FCC motion and partially lifted its stay on the implementation of these rules. Thus, at the present time, the FCC is processing radio broadcast applications for new stations and for consent to assignments of license and transfers of control under their June 2003 rules. The FCC has elected to not seek review of the Third Circuit decision in the Supreme Court of the United States and it has filed an opposition to the efforts of private parties in the case to seek such review. Relaxation of the ownership rules may allow us, and competitors, to increase the number of stations owned in a particular market, and may permit us, and competitors, to own other media in a particular market. We cannot predict the impact of the ultimate outcome of these proceedings on our business.

Risks Relating To The Cable Television Industry

Competition from other communication service providers could reduce our revenues and cash flow.

     Cable television systems operate in a very competitive business environment, and we may compete against competitors with fewer regulatory burdens, greater financial and personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, regional bell operating companies and others may result in providers capable of offering cable television and other telecommunications services in direct competition with us. In addition, providing telephony services to our subscribers will put us in competition with established companies.

     Our cable television systems face competition from alternative methods of receiving and distributing television signals, including:

•	direct broadcast satellite, which is a satellite service of one or more program channels that can be received on a subscriber’s premises directly using an antenna;

•	multichannel multipoint distribution systems, which use low power microwave frequencies with increased channel capacity to transmit video programming over the air to customers;

•	satellite master antenna television systems, which use one central antenna to receive and deliver programming to a concentrated group of viewers, such as in apartments, hotels or hospitals; and

•	broadcast digital television, which can deliver high definition television pictures, digital-quality programs and CD-quality audio programming;

•	data transmission and Internet service providers;

•	regional bell operating companies, other incumbent and competitive telephone companies, public utility companies and other entities that are in the process of entering the cable television business; and

•	other sources of news, information and entertainment such as newspapers, movie theaters, live sporting events and home video products, including videotape cassette recorders and digital videodisc players.

If our cable franchises are not renewed or if our franchises encounter competition, we may experience a significant decline in our revenues and cash flow.

     Cable television companies operate under non-exclusive franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Our business is dependent upon the retention and renewal of our local franchises. The non-renewal or termination of franchises relating to a significant portion of our subscribers could have a material adverse effect on our revenues and cash flow. A franchise is generally granted for a fixed term ranging from 5 to 15 years, but in many cases the franchise may be terminated if the franchisee fails to comply with material provisions of the franchise agreement. Franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If renewal is denied and the franchising authority acquires ownership of the system or affects a transfer of the system to another person, the operator generally is entitled to the “fair market value,” but with no value allocated to the franchise itself in a non-renewal situation, for the system covered by such franchise. No assurances can be given that we will be able to retain or renew our franchises or that the terms of any such renewals will be on terms as favorable to us as our existing franchises.

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

     Cable television systems generally operate pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local governmental entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies. New York has enacted state level regulation. We cannot predict whether any of the other states in which we currently operate will engage in such regulation in the future. If we become subject to this type of regulation, the costs of operating our cable systems may increase and the rates we can charge may be limited.

If our programming costs continue to increase and we cannot pass them along to our customers, our cash flow will decrease.

     Our cable programming costs are increasing. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately $45.7 million of our total cable operating costs for the year ended December 31, 2004 and $35.1 million of our total cable operating costs for the year ended December 31, 2003. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. Moreover, television stations have become increasingly aggressive in demanding cash or other consideration in return for granting retransmission consent for our ability to carry such stations. This escalation may continue, and we may not be able to pass programming cost increases on to our subscribers. In addition, as we add programming to our limited and “expanded basic” tiers, we may face additional market constraints on our ability to pass these costs on to our subscribers. Some programming is acquired through another cable operator. The availability and cost of this programming could negatively impact our operating results and cash flow. Our financial condition, results of operations and cash flows could be negatively affected by further increases in programming costs.

Providing telephony services makes us subject to new regulation and may reduce cash flows.

     Telephony providers are subject to federal and state regulation. We provided telephony services to approximately 9,800 subscribers in the Carmel, New York cable service area as of December 31, 2004. Providing telephony services makes us subject to additional costs and taxes. Our financial condition, results of operations and cash flow could be negatively affected by providing telephony services.

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

     We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately-owned radio broadcaster and the 12th largest radio broadcaster overall in the United States based on 2003 revenues. As of December 31, 2004, we owned and operated 20 FM and 7 AM stations. We also own 6 stations operated by third parties under local marketing agreements (“LMAs”). Our owned and operated stations serve three of the nation’s ten largest radio markets (San Francisco, Dallas and Houston), as well as five other markets (Atlanta, Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania). We are also the 17th largest cable multiple system operator in the United States, based on subscribers, with nine cable systems serving approximately 233,100 subscribers as of December 31, 2004. As of December 31, 2004, our cable systems were 95% rebuilt to two-way plant in order to facilitate digital cable and broadband data services.

     In 1996, we formed Susquehanna Data Services (SDS) to provide Internet access and other related services. SDS launched dial-up access in October 1996 and one-way cable modem access in July 1997 under the trade name BlazeNet. The BlazeNet operation, which was merged into our cable operations in 2004 and was re-branded SusCom Business Solutions, focuses on selling enhanced voice and data services to commercial establishments within our cable footprint.

     In 2000, SDS acquired Judd’s Online, a designer of web sites and online applications. This company has been renamed Susquehanna Technologies, (SusQtech). It is focused on providing content management, eCommerce and eProcurement solutions to clients in the Mid-Atlantic region.

     On March 9, 2004, we purchased assets serving approximately 29,000 cable, high-speed data and telephony subscribers in the Carmel, New York area from RCN Telecommunications Inc. (“RCN”) for approximately $120.6 million cash. This acquisition marked our entry into providing telephony services to cable subscribers using cable infrastructure.

  Radio Broadcasting

     Our radio broadcasting business focuses on acquiring, operating and developing radio stations in the 40 largest markets in the United States. We have over 60 years of experience operating radio properties and currently own stations serving four of the nation’s largest radio markets: San Francisco, Dallas, Houston and Atlanta; two markets ranked between 25 and 40, Cincinnati and Kansas City; Indianapolis (rank 41); and York, Pennsylvania (rank 103). Our radio stations offer a broad range of programming formats, such as country, top 40, adult contemporary, oldies, rock, and sports and talk radio, each targeted to a specific demographic audience within a market. We believe that our large market radio presence and variety of programming formats make us attractive to a diverse base of local and national advertisers and enables us to capitalize on our ratings to generate higher market revenue share.

     Our business strategy for radio includes the following key elements intended to establish leadership positions in the markets we serve and to enhance our operating and financial performance:

•	Focus on large markets. For the year ended December 31, 2004, we generated approximately 71% of our radio revenues from our four largest markets and approximately 87% from Arbitron top 40 markets. We intend to continue focusing on large markets.

•	Employ targeted programming and market research. We seek to maximize station operating performance through extensive market research, innovative programming, and distinctive marketing campaigns.

•	Decentralize management. We decentralize much of our operations to regional and local levels. Each of our regional and local station groups is managed by a team of experienced broadcasters who understand the musical tastes, demographics, and competitive opportunities of their particular market.

•	Selectively pursue strategic acquisitions. In addition to seeking continued internal growth, we may pursue acquisition opportunities that allow us to continue to compete more effectively for advertising revenues and to increase our growth rate of revenues and cash flow.

   The Radio Broadcasting Industry

The radio broadcasting industry is characterized by the following key factors:

     Significant growth. The sale of advertising time to local and national spot advertisers and to national network advertisers is the primary source of revenues for radio stations. Local and national spot advertising is generally used to target the market where a station is located or to cover regions larger than the markets where a station is located. National network advertising is included in nationally syndicated programming aired on radio stations. The growth in total radio advertising revenue tends to be fairly stable, growing over the last 25 years at an approximately 7.6% compound annual rate, compared to a gross domestic product growth rate of approximately 6.3% over the same period.

     Broad market coverage. According to the Radio Advertising Bureau’s Radio Marketing Guide and Fact Book for Advertisers 2004-2005, each week radio reaches approximately 94% of all Americans over 12 years of age. More than one-half of all radio listening occurs outside the home, and 81% of adults are reached by car radio each week. The average listener spends approximately three hours per day listening to radio. The highest portion of radio listening occurs during the morning, particularly between the time a listener wakes up and the time he reaches work. This “morning drive time” period reaches more than 82% of people over 12 years of age, and as a result, radio advertising sold during this period commands premium advertising rates.

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

   Radio Properties

     Our radio subsidiary, Susquehanna Radio Corp., operates radio stations in San Francisco, Dallas and Houston, all of which are top ten markets, as well as radio stations in Atlanta, Cincinnati, Indianapolis, Kansas City, and York, Pennsylvania. The following table sets forth certain information regarding our radio stations and their respective markets as of December 31, 2004. The table excludes KIKT-FM and KGVL-AM in Greenville, Texas, WAVG-AM in Jeffersonville, Indiana, KQKC-FM and WZZB-AM in Seymour, Indiana, and KYNG-AM in Dallas/Ft. Worth, Texas, which are owned by us, but operated by third parties under time brokerage agreements. Market rank by revenue is based upon market revenue size of the primary radio market served by the station among all radio markets in the United States, as reported in 2004 BIA Financial Network’s Media Access Pro. Station rank and audience share are based upon a station’s share of its primary demographic target for the period Monday through Sunday, 6 a.m. to 12 midnight by market, as reported by Arbitron in Fall 2004. Combined market revenue share represents our share of the total radio advertising revenue from the market, as reported in BIA Financial Network’s Media Access Pro and by Miller, Kaplan, Arase & Co. Combined market revenue rank represents our rank in the market as measured by the amount of its radio advertising revenue from the market, as reported in BIA Financial Network’s Media Access Pro and by Miller, Kaplan, Arase & Co.

							Station
					Station		Audience
	Market				Rank		Share In	Combined	Combined
	Rank	Station		Primary	In Primary		Primary	Market	Market
	By	Programming	Year	Demographic	Demographic		Demographic	Revenue	Revenue
Market And Stations	Revenue	Format	Acquired	Target	Target		Target	Share	Rank
San Francisco, CA	4							17.3%	3
KFOG/KFFG-FM (1)		Adult Album	1983/1995	A 25-54	4		3.9%
		Alternative
KNBR /KTCT-AM (1)		Sports/Talk	1989/1997	M 25-54	2		5.3%
KSAN-FM		Classic Rock	1997	M 25-44	3		3.6%
Dallas/Ft. Worth, TX	5							16.0%	3
KTCK/KTBK-AM/ KTDK-FM (1)		Sports/Talk	1996	M 25-54	3		5.5%
KPLX-FM		Country	1974	A 25-54	6		3.8%
KLIF-AM		Talk	1980/1998	A 35-64	20		2.0%
KDBN-FM		Classic Rock	1996/1998	M 25-54	11	t	3.2%
Atlanta, GA	6							7.8%	7
WNNX-FM		New Rock	1974	M 18-34	5		4.6%
WWWQ-FM		Contemporary	1997	W 18-34	7		4.6%
		Hit Radio
Houston, TX	8							7.5%	6
KRBE-FM		Contemporary	1986	W 18-34	2		8.3%
		Hit Radio
Cincinnati, OH	21							15.8%	3
WRRM-FM		Adult	1972	W 25-54	2		8.0%
		Contemporary
WMOJ-FM		Rhythmic	1997	W 25-54	3		7.5%
		Oldies
WYGY-FM		Country	2002	W 35-54	10		4.0%
Indianapolis, IN	31							24.6%	2
WFMS-FM		Country	1972	A 25-54	2		10.9%
WGLD-FM		Oldies	1993	A 35-54	6	t	4.7%
WISG-FM (2)		Contemporary	1997	A 25-54	11	t	3.3%
		Christian
Kansas City, KS	30							19.5%	3
KCMO-FM		Oldies	2000	A 35-54	8	t	4.3%
KCFX-FM		Classic Rock	2000	A 25-54	7		4.9%
KCMO-AM		Talk	2000	A 35-64	10		3.7%
KCJK-FM (3)		Adult Contemporary	2001	A 25-54	8		4.5%
York, PA	117							61.8%	1
WARM-FM		Adult	1962	W 25-54	1		12.0%
		Contemporary
WSBA-AM		Talk	1942	A 35-64	5		6.0%
WSOX-FM		Oldies	2003	A 35-64	4		6.9%

(1)	These stations are simulcast and have been combined for market rank and audience share.

(2)	WGRL-FM changed its call letters to WISG-AM effective August 11, 2004.

(3)	Prior to April 1, 2004, the Company owned only 40% of KCJK-FM (formerly KFME-FM), which held the station’s license. The Company sold the station’s commercial airtime under a joint sales agreement with Jesscom, Inc., who was the entity programming and operating the station. On April 1, 2004 the Company purchased the remaining 60% interest in the station. Effective October 15, 2004 the station changed its call letters from KFME-FM to KCJK-FM.

   Market Overviews

We own and operate radio stations in the following markets:

     San Francisco. We have operated in the San Francisco market since 1983, and currently own three FM and two AM stations in the area. We own KNBR-AM, one of the original 50,000 watt, clear channel AM licenses, which provides clear reception throughout northern California and as far inland as eastern Nevada. The station is currently programmed with a sports talk format and has the broadcast rights to the San Francisco Giants and the Golden State Warriors. All of our San Francisco stations are ranked among the top 5 stations in their respective target demographics.

     Dallas/Ft. Worth. We have been operating in the Dallas/Ft. Worth market since 1974, and currently own four FM and five AM stations in the area. Three of our stations, KTCK-AM, KTBK-AM, and KTDK-FM, which are programmed with a sports talk format and are simulcast, are ranked third in the market among males 25 to 54. KPLX, which is programmed with a “Texas” country format, is rated sixth in the market among persons 25 to 54. KIKT-FM and KGVL-AM in Greenville, Texas are owned by us, but operated by a third party under a time brokerage agreement.

     Houston. We entered the Houston market in 1986 when we acquired KRBE-FM, which serves the Houston market with a Top 40 radio format. KRBE-FM has been a dominant radio station in Houston since the 1970s and is ranked second among women 18 to 34. This station attracts over 700,000 listeners each week.

     Atlanta. Atlanta represents one of the most desirable radio broadcast markets in the country, with only 20 FM and 30 total radio stations serving the market. We currently own two FM stations in the market. We entered the Atlanta market in 1974 with the acquisition of WNNX-FM, which is programmed with new rock and ranked fifth among men 18 to 34. In November 2000, the FCC granted our petition to move WHMA-FM, a country station in Anniston, Alabama, to the Atlanta market. Station call letters were changed to WWWQ-FM when it debuted in the Atlanta market on January 22, 2001 with a Top 40 format. WWWQ-FM is currently ranked seventh among women 18 to 34.

     Cincinnati. We have operated in Cincinnati since 1972, and currently own three FM stations in the market. WRRM-FM, which is programmed with adult contemporary, is the sole adult contemporary station in the market and is ranked second among women 25 to 54. WMOJ-FM, which is programmed as a rhythmic oldies station, is a strong contender, placing third among women 25 to 54. WYGY-FM is a country station, which we purchased in the fall of 2002.

     Indianapolis. We have operated in Indianapolis since 1972, and currently own three FM stations in the market. WFMS-FM, which is programmed with contemporary country, is the second ranked station among adults 25 to 54 and has ranked either 1st or 2nd in the market since 1992. On July 9, 2004 WISG-FM (formerly WGRL-FM) changed its format from Eighties’ Hits to Contemporary Christian.

     Kansas City. In July 2000, we acquired three radio stations serving the Kansas City market. Oldies KCMO-FM is tied for eighth in its target adult 35-54 demographic. KCFX-FM is the flagship station for the Kansas City Chiefs. KCMO-AM is one of the oldest continuously operated radio stations in the United States, on the air since 1936. Prior to April 1, 2004, the Company owned only 40% of KCJK-FM (formerly KFME-FM). On April 1, 2004, the company purchased the remaining 60% ownership in KCJK-FM.

     York. We have operated in York since 1942, and currently own three stations in the market. WARM-FM, which is programmed with an adult contemporary format, ranks first among women 25-54. WSBA-AM, which is programmed talk and news, is the AM ratings leader in York. The Company purchased Oldies WSOX-FM on August 1, 2003, which is now ranked fourth among adults 35 to 64.

   Advertising

     Most of our radio revenues are generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2004, approximately 80% of our radio revenues were generated from the sale of local and regional advertising, compared to 79% in 2003 and 80% in 2002. We generate additional radio revenues by marketing our proprietary database of listeners, selling print advertising and sponsoring local events. These important and growing sources of revenue supplement our traditional advertising revenues without increasing on-air commercial time.

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

   Cable Television

     We entered the cable television industry in 1965, when we were awarded the franchise to operate in York, Pennsylvania. Our cable areas serve approximately 233,100 total subscribers as of December 31, 2004 through 12 signal receiving and transmitting facilities (headends) in Pennsylvania, New York, Mississippi, Maine, Illinois and Indiana. We own, develop and operate geographically clustered cable television areas in small and medium-sized communities. We believe that these areas are less susceptible to competition and subscriber turnover than urban areas and result in more predictable revenue and cash flow.

     Our business strategy for cable television includes the following key elements intended to enhance our operating and financial performance:

•	Build strategic clusters. To maximize operating efficiencies, we have pursued the development and acquisition of cable television areas in communities that are within close proximity to our existing areas.

•	Focus on customer satisfaction. To maximize customer satisfaction, we strive to provide reliable, high-quality service offerings, superior customer service and attractive programming choices at reasonable rates. In 2005, we expect to complete the construction and implementation of a 24/7 consolidated customer service center in York, Pennsylvania in order to provide a higher level of customer service.

•	Continue upgrade of technical facilities. We seek to provide reliable, high-quality cable television services to our customers. To achieve this goal, we are continually expanding and upgrading our cable areas to increase channel capacity, enhance signal quality, improve technical reliability and reduce the number of headends in existing areas. The Company’s areas are currently 95% rebuilt. Management expects to complete the entire rebuild during 2005.

•	Develop new sources of revenues. The investment we have made in our cable service areas has enabled us to generate additional revenue by providing expanded tiers of basic programming, digital cable services, premium services, and additional pay-per-view services. In addition, we are expanding new services, such as Internet access, high-speed data and telephony. We will be deploying video-on-demand, telephony, digital video recording (DVR) technology and other interactive services in 2005.

   The Cable Television Industry

     Total customers of a cable service area include customers who subscribe to either the basic video service or Internet Access using a cable modem. A cable customer generally pays an initial installation charge and fixed monthly fees for cable television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenue for cable television operators. In addition to these services, cable television operators generate revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Additionally, cable television operators frequently offer their customers home shopping services, from which the systems receive a share of revenue from sales of products in the systems’ service areas. Cable television operators are also generating increasing revenues from the sale of enhanced data services. Cable television revenues have grown over the last 15 years at a 9.2% compound annual rate, compared to a gross domestic product growth rate of 5.2%. Cable television did not experience a single down year in revenue during this period of time. Cable television operators offer customers various levels (or “tiers”) of cable television services consisting of:

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

     On an a la carte basis or for an additional monthly charge, our basic subscribers can obtain Internet access via a cable modem, which offers broadband access to the Internet at speeds exceeding standard dial-up access. Services offered include residential and commercial Internet access, e-mail and commercial point-to-point circuits. Cable modem revenues from Cable subscribers are included in the Cable segment. In 2004, telephony subscribers were included in the Cable segment.

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

   Cable Properties

     The following table sets forth certain selected technical, operating and financial data for each of our cable service areas as of and for the year ended December 31, 2004. “Density” represents homes passed divided by miles of plant. “Plant Bandwidth” represents percentage of plant mileage served by the indicated plant bandwidth. “Increased bandwidth” offers greater capacity for signals and resultant additional revenues. Homes passed represents the maximum number of homes that could become subscribers. “Total customers” represents the total of video and cable modem only customers. “Total customer penetration” represents total customers as a percentage of homes passed. “Basic penetration” represents basic subscribers as a percentage of homes passed. “Digital customers” represents the number of active customers which have subscribed to digital services. “Digital penetration” represents digital customers as a percentage of basic subscribers. “Premium units” represents the aggregate number of individual premium services (e.g., HBO, Cinemax, Showtime) for which customers have subscribed. “Premium penetration” represents premium units as a percentage of basic subscribers. “Cable modem penetration” represents cable modem subscribers as a percentage of homes passed. “Average monthly revenue per basic subscriber” represents revenues divided by 12 divided by the weighted average number of subscribers for the year.

	YORK	WILLIAMSPORT	CARMEL	RANKIN	BRUNSWICK	MIDWEST	TOTAL
TECHNICAL DATA:
Miles of Plant	1,881	1,037	782	997	875	978	6,550
Density	70	52	50	48	36	54	55
Head-ends	1	1	1	3	1	5	12
Plant Bandwidth:
330-450MHz	0.0%	0.0%	0.0%	26.0%	0.0%	0.0%	5.0%
550 MHz	0.0%	0.0%	0.0%	19.0%	32.0%	49.0%	14.0%
750 or >MHz	100.0%	100.0%	100.0%	55.0%	68.0%	51.0%	81.0%
OPERATING DATA:
Homes passed	131,606	54,429	39,356	47,958	31,222	52,592	357,163
Total customers	89,892	38,920	29,159	24,213	21,249	29,668	233,101
Total customer penetration	68.3%	71.5%	74.1%	50.5%	68.1%	56.4%	65.3%
Basic Subscribers	88,956	38,206	29,159	24,112	20,516	28,911	229,860
Basic penetration	67.6%	70.2%	74.1%	50.3%	65.7%	55.0%	64.4%
Digital customers	22,994	7,745	11,939	7,306	4,941	5,361	60,286
Digital penetration	25.8%	20.3%	40.9%	30.3%	24.1%	18.5%	26.2%
Cable modem customers	25,250	8,480	14,654	832	9,840	6,443	65,499
Cable modem penetration	19.2%	15.6%	37.2%	1.7%	31.5%	12.3%	18.3%
FINANCIAL DATA:
Revenue (in thousands)	$72,938 (1)	$28,125	$26,555 (2)	$15,646	$17,072	$18,518	$178,854
Average monthly revenue per basic subscriber	$67.95	$60.48	$90.51	$53.21	$67.97	$52.47	$65.52

(1)	York and Total Cable revenues include $5.9 million of revenues from the BlazeNet ISP operation formerly included in the Other segment.

(2)	Carmel revenues are from March 9, 2004 through December 31, 2004.

     York. The York, Pennsylvania cable area is Susquehanna’s largest, serving subscribers in 51 municipalities and accounting for 39% of total customers and 41% of 2004 Cable revenues. The entire cable plant has a capacity of 750 MHz and is two-way capable, which allows cable modem service and other interactive services. Cable modem service has been provided to customers since 1997, with approximately 19% penetration to homes passed as of December 31, 2004. Digital services were launched in October 1999, with penetration equaling 26% of basic customers as of December 31, 2004. The consolidated customer care center with 24/7 customer care has been deployed to two cable system, with the remaining systems to be brought into the customer care facility by third quarter 2005.

     Williamsport. The Williamsport, Pennsylvania area accounts for 17% of total customers and 16% of its 2004 Cable revenues. The service area has been completely rebuilt to 750 MHz and is two-way capable. Cable modem services are presently offered to residential and commercial customers with penetration of 16% of homes passed as of December 31, 2004. Digital services were launched in June 2000 with penetration of 20% of basic customers as of December 31, 2004.

     Carmel, New York. On March 9, 2004 we purchased assets serving approximately 29,000 basic cable subscribers in the Carmel, New York area from RCN for $120.6 million cash. The cable plant was entirely rebuilt or upgraded to 750 MHz two-way capability before acquisition and offers digital video, high-speed Internet access and residential telephony. There were 8,900 telephony subscribers at acquisition. The Carmel system accounts for 13% of total customers and 16% of 2004 Cable revenues. As of December 31, 2004 there were approximately 9,800 circuit-switched telephony customers served by the Carmel cable plant.

     Rankin. The Rankin County, Mississippi cable service area accounts for 10% of total customers and 9% of its 2004 Cable revenues. A rebuild of the cable plant to 860 MHz is underway and is expected to be complete in second quarter 2005. Rankin launched digital technology in February 2000, and digital penetration is approximately 30% of basic customers as of December 31, 2004. Cable modem high speed Internet access service was launched during 2004 to homes that have been rebuilt. Penetration to total homes passed is approximately 2% at December 31, 2004.

     Brunswick. The Brunswick cable service area serves 11 communities in Maine, including Brunswick, Freeport, Bath, Harpswell and Woolwich. Brunswick accounts for 9% of total customers and 10% of 2004 Cable revenues. This area is entirely two-way capable and has been providing cable modem service since 1996 to commercial customers and since 1998 to residential customers. Cable modem penetration is approximately 32% of homes passed as of December 31, 2004. Digital services were launched in August 2000, and total 24% penetration to basic customers as of December 31, 2004.

     Midwest. The Midwest cable service area serves Shelbyville and Lawrenceburg, Indiana and Olney and DuQuoin, Illinois. The area accounts for 13% of total customers and approximately 10% of 2004 Cable revenues. The area currently has bandwidth ranging from 550 MHz to 750 MHz. Rebuilds have been completed and all plant is two-way, capable of offering cable modem services. Cable modem penetration to homes passed is approximately 12% as of December 31, 2004. Digital services were launched in 2000, with penetration of nearly 19% of basic customers as of December 31, 2004.

  Programming

     We have various contracts to obtain basic, satellite and premium programming for our cable systems from the National Cable Television Cooperative, Comcast Corporation and in some cases directly from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and some offer marketing support. Some cable programming is purchased in conjunction with another operator.

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

     We believe this forward-thinking, customer-centric approach will continue to drive the growth of our traditional and advanced product lines and to retain customers’ business. Cable has established an industry leadership position in several areas by following this strategy, including digital interactive television (“ITV”), HDTV, and premium broadband content tiers over cable modems, among others.

     We understand that our key long-term competitive advantage is not only the ability to deliver compelling technology products, but also the ability to deliver exceptional customer care and support of those products. Our personalized in-home service distinguishes us from our competitors. Cable has established an innovative performance-based compensation environment for field and office employees and invests in training and development programs designed to empower our employees and to maximize their potential. During 2004 we began building a state-of-the-art Unified Customer Care Center (“UC3”) in York, Pennsylvania, that utilizes the most advanced customer care provisioning technologies. The UC3 is handling calls for approximately 43% of our customers and Cable expects to have customer care provided by the UC3 by third quarter 2005. By effectively combining customer care technologies with our dedication to personalized service, we believe we can strengthen our care relationship with our customers, leading to increased retention and new revenues.

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

  Technology

     As part of our commitment to customer service, we seek to provide reliable, high-quality cable television service. As such, our primary objective with respect to Susquehanna Cable’s capital expenditures is to maintain, expand and upgrade its cable plant to improve and expand its cable television services. Through a capital investment program, we have expanded channel capacity, enhancing signal quality, improving technical reliability and providing a platform to deliver high-speed data services, including Internet access and telephony. We believe that such technical improvements and upgrades create additional revenue opportunities, enhance operating efficiencies, improve franchising relations and increase customer satisfaction. We expect capital spending in 2005 for rebuild activities to total approximately $7.0 million, which we expect to be funded by operations and existing credit facilities.

     The following table summarizes, as of December 31, 2004, our existing bandwidth profile and our bandwidth profile upon completion of work-in-progress projects (which are generally expected to be completed by the end of 2005).

	330 TO 450 MHz	550 MHz	750 to 860 MHz
	(Approximately 60	(Approximately 82	(Approximately 82
	Analog Channels)	Analog Channels)	Analog Channels) (1)
EXISTING BANDWIDTH PROFILE Miles of plant	261	947	5,342
% miles of plant	5%	14%	81%
BANDWIDTH PROFILE UPON COMPLETION OF WORK IN PROGRESS Miles of plant	36	715	5,955
% miles of plant	1%	11%	88%

(1)	Plus 200 MHz of additional bandwidth for digital programming and other enhanced services.

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

     Digital compression is a technology that enables cable operators to increase channel capacity of cable television systems by permitting a significantly increased number of digitalized video signals to fit within a cable television system’s existing bandwidth. At December 31, 2004, digitally compressed services were available to 99% of our customer base.

     The provision of high-speed cable modems to residential and business customers has become a significant source of additional revenue to the cable industry. Cable modem revenues represented approximately 15% and 11% of 2004 and 2003 Cable revenues, respectively. Cable modems provide Internet access at higher speeds and lower costs than the technologies offered by other communication providers. For example, a 10 megabit-capable cable modem provides Internet access at download speeds approximately 10 times faster than typical 56.0-kilobit dial-up telephone modem connections. Cable modem service is available in every area except those portions of Rankin County that are undergoing plant rebuild.

     During 2004, we partnered with MCI in providing telephone services in our Carmel, New York cable system. Carmel telephone subscribers were migrated from the previous owner’s telephone platform to Susquehanna/MCI platform in February 2005.

  Other Services

     For the years ended December 31, 2004, 2003 and 2002, our Other segment accounted for 3% or less of our total revenues.

     Susquehanna Data Services. Susquehanna Data Services, Inc., a subsidiary, was formed in 1996 to provide Internet and data networking services to residential and business customers. The BlazeNet ISP operation was merged into the York, Pennsylvania Cable operation during 2004. During 2004, Susquehanna Technologies became a direct subsidiary of Susquehanna Media. Susquehanna Technologies will continue as part of the Other segment.

     Susquehanna Technologies. The web design company acquired in October 2000 has been remarketed as Susquehanna Technologies. Susquehanna Technologies’ focus is on custom designed web integration solutions and services provided to the media, entertainment, government, retail and associations sectors. Due to the collapse of the Internet sector in 2001, and continued industry softness through 2004, revenues for Susquehanna Technologies were depressed. A $5.0 million goodwill impairment loss related to this operation was recognized for the year ended December 31, 2002. Based on an independent appraisal performed as of December 31, 2004 for the annual ESOP valuation, no additional impairment was indicated.

     Adelphia Partnership. In 1997, Susquehanna Media, through its wholly-owned subsidiary Susquehanna Fiber Systems, Inc., entered into a 50/50 partnership with Hyperion Telecommunications of Pennsylvania, Inc., now TelCove, Inc., a subsidiary of Adelphia Communications Corp., to enter the competitive local exchange carrier business in the York, Pennsylvania market. The partnership provides long distance access circuits to businesses bypassing the local telephone company, point-to-point data circuits and switched business access services. Susquehanna’s York cable operation constructed and maintains a 248 mile fiber optic SONET ring network leased by the partnership under a long-term contract. As of December 31, 2004, the partnership provided service to 94 buildings in the York area and had over 7,400 access and long distance lines installed. In December 2003, we signed an agreement to dissolve the partnership, wherein we would receive certain assets and the majority of the partnership’s customers. During 2004, Media decided to not proceed with the dissolution of the Partnership. Agreement has been reached with TelCove for Media to sell 100% of its interest in the Partnership. Closing on the sale of Media’s partnership interest is expected upon regulatory approval in 2005.

  Franchises

     Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating permits that are granted by local governmental authorities. All franchises that expired in 2004 were renewed or extended. These franchises contain many conditions, such as:

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

     As of December 31, 2004, we held a total of 166 franchises. Franchise agreements with many of these franchises require the payment of fees to the issuing authorities ranging from 1% to 5% of gross revenues (with the majority in the 3% to 5% range) from the related cable system. The Cable Communications Policy Act of 1984 (1984 Cable Act) prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

     Our cable franchises expire at various times through 2024. The following table sets forth certain information relating to our franchises:

Year of Franchise	Number of	Percentage of Total	Percentage of Total
Expiration	Franchises	Franchises	Basic Subscribers
2005	15	9%	21%
2006	17	10%	10%
2007	8	5%	4%
2008 and after	126	76%	65%

Total	166	100%	100%

     Included in the 2005 franchise expiration total are 9 franchise areas in the Carmel, New York cable system that are under Letters of Authority issued by the New York Public Service Commission. The Letter of Authority allows a cable operator to continue to provide service while negotiating franchise renewals. All of these Letters of Authority were in place at acquisition from RCN. Negotiations are underway with these franchise areas. Media expects to renew all of the Carmel area franchise agreements.

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

     Competing Video Service Providers. Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. Franchising authorities may not unreasonably deny requests for competing franchises and may operate cable television systems themselves. Well-financed businesses from outside the cable television industry (such as the public utilities that own the poles to which cable is attached), local telephone companies or neighboring cable operators may become competitors for franchises or providers of competing services. Certain telephone companies have begun to deploy fiber more extensively in their networks and some have announced plans to deploy broadband services, including video programming services, in a manner that may avoid the same regulatory burdens imposed on our business.

     The 1996 amendments to the Cable Act allow registered utility holding companies and subsidiaries to provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. In 2004, the FCC adopted rules that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems and to avoid interference with existing services. Electric power providers could be strong competitors to our cable services.

     One of our service areas has a small overbuild by a neighboring cable operator consisting of approximately 3,000 homes passed (1% of total homes passed). Competing cable television operators may construct future overbuilds in other franchise areas.

     Direct Broadcast Satellites. The fastest growing method of satellite distribution is by direct broadcast satellites utilizing video compression technology, which provides more than 200 channels of digital programming over a single high-powered satellite. Direct broadcast satellite (DBS) service can be received virtually anywhere in the United States through small rooftop or side-mounted antennae/dishes and is not subject to certain local restrictions which were imposed on the largest satellite dishes used by earlier generations of broadcast satellite. Two service providers are presently heavily marketing DBS service on a nationwide basis. A recently launched service, VOOM, has begun offering primarily HDTV services on a national basis, but the future of this service is in doubt. Some of the VOOM assets may be acquired by another DBS provider, strengthening its ability to compete. In Williamsport, total customer penetration to homes passed declined from 74.4% as of December 31, 2003 to 71.5% as of December 31, 2004. In Rankin County, total customer penetration to homes passed declined from 54.0% as of December 31, 2002 to 50.5% as of December 31, 2004. We believe that the loss of subscribers in the Williamsport market is indicative of local economic conditions and competitive pressure from DBS providers. We believe that the loss of penetration in Rankin County was exacerbated due to the cable plant not being rebuilt or upgraded not permitting us to provide high-speed Internet access in the market as a competitive response to DBS service. DBS providers have agreed with certain telephone companies to offer bundled services including video, voice and high-speed Internet access. It is undetermined yet what, if any, impact the News Corp. take-over of Direct TV or the recently announced acquisition of additional satellite capacity by Echostar will have on DBS competition.

     Satellite Master Antenna Television Systems. Cable television operators also face competition from private satellite master antenna television systems that serve condominiums, apartment and office complexes, private residential developments, and other multiple dwelling unit facilities. Like cable television systems, satellite master antenna television systems offer both improved reception of local television stations and many of the same satellite-delivered program services. Satellite master antenna television operators often enter into exclusive agreements with building owners or homeowners associations, although some states have enacted laws that authorize franchised cable television operators access to such private complexes. Packages of data and video services are also being offered to private residential and commercial developments. As long as they do not use public rights-of-way, satellite master antenna television systems can interconnect non-commonly owned buildings without having to comply with many of the local, state and federal regulations that are imposed on cable television systems. The Company aggressively competes for customers in residential and commercial developments served by satellite master antenna television operators, however, the outcome of this competition in the future is uncertain.

     Local Exchange Carriers. The Telecommunications Act of 1996 (1996 Telecom Act) allows local exchange carriers and others to compete with cable television systems and other video services in their telephone service territory, subject to certain regulatory requirements. Local exchange carriers may use a variety of distribution methods, including both broadband wire facilities and wireless transmission facilities within and outside of their telephone service areas. Local exchange carriers and other telephone companies have an existing relationship with the households in their service areas, have substantial financial resources, and may have an existing infrastructure capable of delivering cable television service. Unlike cable television systems, local exchange carriers may not be required, under certain circumstances, to obtain local franchises to deliver video services and are not subject to certain obligations imposed under such franchises. The large incumbent local exchange carriers have ceased nearly all direct video competition with cable operators across the nation, more importantly however; local exchange carriers also compete with cable providers for broadband Internet access customers through the marketing of digital subscriber lines or DSL.

     We believe that our relatively rural service areas are unlikely to support sustainable wireline competition in the provision of video and telecommunications broadband services given the lower population densities and higher capital costs per household of installing plant. However, the Rural Utilities Service’s (“RUS”) Rural Broadband Access Loan and Loan Guarantee Program has about $2.2 billion available in fiscal year 2005 for loans and loan guarantees to provide broadband access in eligible rural communities. It is uncertain whether this incentive program will prompt additional competition in our markets or the impact such potential competition may have on our cable operations. Certain telephone companies have begun to deploy fiber more extensively in their networks and some have announced plans to deploy broadband services, including video programming services, in a manner designed to avoid the same regulatory burdens imposed on our business. It is uncertain whether any such construction will take place in our rural service areas.

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, are constantly occurring. We are not, therefore, able to predict the effect that current or future developments might have on the cable industry or on our operations. See “Cautionary Note Regarding Forward-Looking Statements.”

  Employees

We have approximately 1,675 employees as of December 31, 2004. No employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

  Radio Employee Stock Plan

     The Radio Employee Stock Plan (“Plan”), as established in 1987, offers certain key employees a right to purchase non-voting Susquehanna Radio Corp. shares at a contractual value. For each share purchased, a participant receives a vested option to purchase two additional shares at the same price for a ten year and one month period from the date of grant.

     On April 10, 2000, the Susquehanna Pfaltzgraff Co. Board of Directors changed the method of determining the Plan’s share value effective July 1, 2000. Over a period ending April 1, 2002, Plan share value transitioned from a formula value to a value based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). On July 1, 2000, share value was based one-third on Appraised Value and two-thirds on formula value. As of April 1, 2001, share value was based two-thirds on Appraised Value and one-third on formula value. As of April 1, 2002 and annually thereafter, Plan shares are valued at fair value, Radio’s Appraised Value as of December 31, of the preceding year.

     The July 1, 2000 change in the method for valuing shares was a plan modification that subjected shares formerly accounted for under Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees” to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”. This change in accounting treatment required the value of outstanding shares to be classified as liability (Radio Employee Share Plan Liability). As of April 1, 2002, Plan share values were based solely on Appraised Value and the Radio Employee Share Plan Liability was recast as minority interests. Subsequent increases in Plan share value were accounted for as minority interests in the consolidated statement of operations.

  Cable Performance Share Plan

     On July 1, 2000, the first of a three-step change in the valuation of Susquehanna Cable’s performance share plan occurred. Performance shares were previously valued using a formula. On July 1, 2000, performance shares were revalued based 2/3 on the former formula and 1/3 on fair value as determined by an independent valuation of Susquehanna Pfaltzgraff Co. for ESOP purposes performed as of December 31, 1999. On April 1, 2001, performance shares were valued based 1/3 on the former formula and 2/3 on fair value as of December 31, 2000. As of April 1, 2002 and thereafter, performance shares values were valued at fair value based on the Parent’s annual independent ESOP valuation. As of April 1, 2004, the Cable and Other segments recognized charges against operating income of $1.0 million and $0.5 million, respectively. For 2003, the Cable and Other segments recognized a reduction of expense of $0.3 million and $0.1 million, respectively. In 2002, the Cable and Other segments recognized charges against operating income of $2.7 million and $1.5 million, respectively.

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

		Frequency
	City of	(FM-MHZ)	FCC	HAAT	Power in	Expiration Date of
Market and Stations	License	(AM-KHZ)	Class	(Meters)	Kilowatts (Day)	License
San Francisco, CA
KNBR-AM	San Francisco	680 KHz	A	—	50 KW	December 1, 2005
KFOG-FM	San Francisco	104.5 MHz	B	442	7.9 KW	December 1, 2005
KFFG-FM	Los Altos	97.7 MHz	A	137	3.2 KW	December 1, 2005
KSAN-FM	San Mateo	107.7 MHz	B	354	8.9 KW	December 1, 2005
KTCT-AM	San Mateo	1050 KHz	B	—	50 KW	December 1, 2005
Dallas/Ft. Worth, TX
KLIF-AM	Dallas	570 KHz	B	—	5 KW	August 1, 2005
KYNG-AM (1)	Dennison/Sherman	950 KHz	B	—	0.5 KW	August 1, 2005
KTCK-AM	Dallas	1310 KHz	B	—	9 KW	August 1, 2005
KPLX-FM	Ft. Worth	99.5 MHz	C	511	100 KW	August 1, 2005
KDBN-FM	Haltom City	93.3 MHz	C2	120	50 KW	August 1, 2005
KTDK-FM	Sanger	104.1 MHz	C3	150	11 KW	August 1, 2005
KTBK-AM	Sherman	1700 KHz	B	—	10 KW	August 1, 2005
KGVL-AM	Greenville	1400 KHz	C	—	1 KW	August 1, 2005
KIKT-FM (2)	Greenville	93.5 MHz	A	100	1.8 KW	August 1, 2005
Houston, TX
KRBE-FM	Houston	104.1 MHz	C	585	100 KW	August 1, 2005
Atlanta, GA
WNNX-FM	Atlanta	99.7 MHz	C0	340	100 KW	April 1, 2012
WWWQ-FM	College Park	100.5 MHz	C3	291	3 KW	April 1, 2012
Cincinnati, OH
WRRM-FM	Cincinnati	98.5 MHz	B	246	18 KW	October 1, 2012
WMOJ-FM	Fairfield	94.9 MHz	B	322	10.5 KW	October 1, 2012
WYGY-FM	Lebanon	96.5 MHz	B	247	19.5 KW	October 1, 2012
Indianapolis, IN
WFMS-FM	Indianapolis	95.5 MHz	B	301	13 KW	August 1, 2012
WISG-FM (3)	Fishers	93.9 MHz	A	150	2.75 KW	August 1, 2012
WGLD-FM	Noblesville	104.5 MHz	B	150	50 KW	August 1, 2012
WAVG-AM (2)	Jeffersonville	1450 MHz	C	—	1 KW	August 1, 2012
WZZB-AM (2)	Seymour	1390 MHz	B	—	1 KW	August 1, 2012
WQKC-FM (2)	Seymour	93.7 MHz	B	213	25 KW	August 1, 2012
Kansas City, MO
KCMO-FM	Kansas City	94.9 MHz	C0	332	100 KW	February 1, 2013
KCMO-AM	Kansas City	710 KHz	B	—	10 KW	February 1, 2013
KCFX-FM	Harrisonville, MO	101.1 MHz	C0	335	100 KW	February 1, 2013
KCJK-FM (4)	Garden City, MO	105.1 MHz	C1	349	69 KW	February 1, 2013
York/Lancaster, PA
WSBA-AM	York	910 KHz	B	—	5 KW	August 1, 2006
WARM-FM	York	103.3 MHz	B	398	6.4 KW	August 1, 2006
WSOX-FM	Red Lion	96.1 MHz	B	290	13.5 KW	August 1, 2006

(1)	KKLF-AM changed its call letters to KYNG-AM effective March 19, 2003 and a third party operates it under a time brokerage agreement.

(2)	Operated by a third party under a time brokerage agreement.

(3)	WGRL-FM changed its call letters to WISG-FM effective August 11, 2004.

(4)	KFME-FM changed its call letters to KCJK-FM effective October 15, 2004.

  Regulatory Approvals

     Broadcast licenses may not be assigned nor may the control of broadcast licenses be transferred without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the proposed licensee, including limits on common ownership of media properties, financial qualifications of the proposed licensee, the “character” of the proposed licensee (including that no party to the application (i.e. officer, director, or 5% or greater owner) is subject to the denial of federal benefits that include FCC benefits pursuant to Section 5301 of the Anti-Drug Abuse Act of 1988, 21 U.S.C. sec. 862), limitations on alien ownership, and compliance with programming, public file and anti-discrimination requirements.

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

     The pendency of a license renewal application may alter the aforementioned timetables, because the FCC’s general policy is that it will not issue an unconditional assignment grant if the station’s license renewal is pending.

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

  Rate Regulation

     Where a cable television system is not subject to effective competition, the rates for the basic service tier (the lowest level of cable programming service which must include local broadcast channels and public access channels) and related equipment may be regulated by the local franchising authority at its option. Rates for cable programming service tiers, which generally include programming other than the channels carried on the basic service tier, and for programming offered on a per-channel or per-program basis, are not subject to governmental regulations. If local franchising authorities choose to regulate basic service rates, they may order reductions and, in certain circumstances, refunds of existing monthly rates and charges for associated equipment. In carrying out their rate regulatory authority, however, local officials are subject to certain FCC standards such as the obligation to evaluate rates in accordance with FCC approved benchmark formulas or cost-of-service showings. Future rates of regulated cable systems may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator’s control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates also can be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase for “significant” system rebuilds or upgrades. We currently have four franchise authorities that are certified to regulate basic service, installation and equipment rates, three in Maine and one in Mississippi.

     Existing regulations require cable television systems to permit customers to purchase video programming that it chooses to offer on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier. The FCC recently conducted an inquiry into the advisability of mandating the a la carte offering of programming, as opposed to the cable industry’s practice of packaging numerous channels into tiers. Although the FCC recommended against an a la carte mandate, it is possible that in the future rate regulation on the cable industry could be expanded to include new restrictions on the retail pricing or packaging of cable programming. Such restrictions could adversely impact our business.

  Telephony Regulation

     Media provides local exchange services to subscribers in the Carmel, New York area. While the regulatory status of telephone service offered over cable television systems has not been finally determined, a telecommunications service is generally subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all aspects of interstate and international telecommunications services and the facilities used to provide those services. The 1996 Telecommunications Act established a national policy of promoting local exchange competition and set standards to govern relationships among telecommunications providers, including, among others, the interconnection of competitive carriers and the unbundling of monopoly incumbent local telephone company services. Media’s ability to offer telephone services in competition with incumbent local telephone companies and others will be affected by the degree and form of regulatory flexibility ultimately afforded by the FCC to incumbent local telephone companies and other companies, and will depend, in part, upon FCC determinations regarding telecommunications markets generally.

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

     Under legislation enacted in 1999, Congress barred broadcasters from entering into exclusive retransmission consent agreements (through 2006) and required that broadcasters negotiate retransmission consent agreements in “good faith.” In November 2004, Congress extended the ban on exclusive retransmission consent agreements to cover all multi-channel video programming distributors.

     The FCC has opened an inquiry into the impact on competition in the multichannel video programming distribution market of the Cable Act’s provisions and the FCC’s rules on retransmission consent, network non-duplication, syndicated exclusivity and sports blackouts. The FCC’s inquiry will form the basis for a report to Congress mandated by the Satellite Home Viewer Extension and Reauthorization Act of 2004, which is due September 8, 2005. Neither the outcome of these proceedings nor their impact upon subsequent legislation, FCC regulations or the cable industry or our business or operations can be predicted at this time.

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

     The FCC has adopted interim regulations regarding carriage of digital television signals offered by local television broadcasters. Under these regulations, local television broadcast stations transmitting solely in a digital format are entitled to request carriage in their choice of digital or converted analog format. Stations transmitting in both digital and analog formats (“Dual Format Broadcast Stations”), which is permitted during the current ongoing transition period, have no carriage rights for the digital format during the transition unless and until they return their analog channel. In its proceeding to determine whether cable operators will be required to carry the digital signal of Dual Format Broadcast Stations that currently have must-carry rights for their analog signals, the FCC recently affirmed that it will not adopt the “dual carriage” requirement during the transition, and that a cable operator need only carry a broadcaster’s “primary video” service (rather than all of the digital “multi-cast” services). In addition, in November 2004, Congress passed a non-binding resolution urging that legislation be considered in 2005 that would set a firm date for the broadcasters to return their analog spectrum. The final outcome of this proceeding or any subsequent legislation or court decisions could have a material effect on the number of services that a cable operator will be required to carry.

  Renewal of Franchises and Franchise Fees

     The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable television operator or the franchising authority, they can provide substantial procedural and substantive safeguards to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading cable-related facilities and equipment and complying with voluntary commitments, although the municipality must take in to account the cost of meeting such requirements. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations. Franchises have generally been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service and we are not aware of any current or past material failure on our part to comply with our franchise agreements. Historically, we have not experienced any material problems renewing our franchise agreements, however, we cannot predict the outcome of any future franchise renewals.

     The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce his renewal rights, which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the “level” of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities have the right to deny renewal because of an operator’s failure to substantially comply with the material terms of the franchise even if the franchising authority has “effectively acquiesced” to such past violations. The franchising authority is, however, precluded from denying renewal if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be “harmless error.”

     Franchising authorities may generally impose franchise fees of up to 5% of a cable television system’s annual gross cable service revenues, excluding revenues derived from services other than cable service. However, they may be able to exact some compensation for cable systems’ use of public rights-of-way to provide telecommunications service. In the past several years, substantial controversy has arisen with regard to the ability of local franchise authorities to regulate high speed Internet access provided by cable television systems. Among the key issues in dispute are the franchise authority’s ability to require cable operators to offer multiple unaffiliated Internet service providers access to their systems (“open access”), to impose franchise fees on revenues that cable systems earn from providing cable modem service or to impose service or other requirements on a cable system’s Internet offerings. In connection with its decision in March 2002 classifying high-speed Internet services provided over a cable system as interstate information services and therefore exempt from local regulation of the service, the FCC stated that revenues derived from cable operators’ Internet services should not be included in the revenue base from which franchise fees are calculated. In 2003 an appellate court vacated the FCC’s decision classifying cable operators’ Internet services; however, the United States Supreme Court has agreed to hear the FCC’s appeal of the appellate court decision. Because of the FCC’s decision, we are no longer collecting and remitting franchise fees on our high-speed Internet service revenues. We are unable to predict the ultimate resolution of these matters.

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

  Horizontal and Vertical Ownership/Cross-Ownership

     In March of 2001, the U.S. Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC’s cable television horizontal and vertical ownership limits for further consideration. The horizontal ownership limit had barred a cable operator from having an attributable interest in more than 30 percent of the nationwide multichannel video programming subscribership. The vertical ownership limit had barred a cable operator from carrying attributable programming on more than 40 percent of channels, up to 75 channels of capacity. In its March 2001 decision, the D.C. Circuit Court of Appeals also reversed and remanded two provisions of the FCC’s ownership attribution rules (the elimination of the single majority shareholder exemption and the loss of insulation from attribution for limited partners that sell programming to the partnership.) In September 2001, the FCC issued a Further Notice of Proposed Rulemaking seeking to develop a complete record that would help the FCC produce and support changes to the affected cable ownership and attribution rules in accordance with the March 2001 court decision. The FCC has not yet released its decision, and thus, we cannot predict the impact of the results of the FCC’s pending cable ownership and attribution rulemaking on our business. However, revised FCC rules could affect the investment of Susquehanna Cable held by Comcast Corporation, as well as our ability to enter into other strategic relationships with larger cable companies in the future. If Comcast divests its ownership interest in Susquehanna Cable, our programming costs are likely to increase faster than they would otherwise.

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

  Privacy

     The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001.

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

     We lease seven studio facilities for our radio operations. We own broadcast towers for 19 of our radio stations and lease 14 other main broadcast towers. We own the real property under ten of our main broadcast towers and lease the land under our other 23 main towers. We own 2 auxiliary towers and lease 7 others as backup facilities for main broadcast towers. We own the real property under one of our auxiliary towers and lease the land under the other.

     We own nine, and lease five, headend facilities for our cable television operations. In connection with our cable operations, we own nine tower locations and lease eight others. In addition, we own the real estate for five and lease the real estate for three fiber optic hub sites. See also “Business—Radio Properties” in Item 1 of this annual report.

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

Item 3. Legal Proceedings

     On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Media for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment granted BCI $10.0 million, interest at 9% per annum from January 22, 2001 and recovery of attorney’s costs. On February 22, 2005, Media appealed the judgment. See the notes to the consolidated financial statements which describe the accounting for this matter.

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not currently a party to any lawsuit or proceeding, other than the above, that, in our opinion, is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     There is no market for our common stock. All of our outstanding common stock is owned by our corporate parent, Susquehanna Pfaltzgraff Co. Our preferred stock has a 7% annual cumulative dividend that is payable quarterly. We do not have any equity compensation plans under which our equity securities are issued. We did not issue or purchase any of our equity securities during 2004.

Item 6. Selected Annual and Quarterly Financial Data

     The below selected financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is derived from our audited consolidated financial statements. Our audited consolidated financial statements and related notes for the years ended December 31, 2004, 2003 and 2002 are included elsewhere in this annual report. You should read this information and the accompanying notes in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this annual report.

Year Ended December 31,
2004	2003	2002	2001	2000
(Dollars in Thousands)
INCOME STATEMENT DATA:
Revenues:
Radio	$231,058	$228,966	$216,222	$198,039	$220,886
Cable	178,854	137,228	122,754	104,758	93,113
Other	3,615	10,066	9,670	10,632	6,590

Total revenues	413,527	376,260	348,646	313,429	320,589
Total operating expenses	331,347	283,743	292,378	291,274	263,373

Operating income	82,180	92,517	56,268	22,155	57,216
Interest expense, net	34,224	30,720	29,200	37,887	37,523
Interest income from loan to parent company	6,641	6,909	7,162	6,895	6,696
Other income (loss) (1)	1,454	(784)	(1,406)	(256)	(1,474)

Income (loss) before income taxes	56,051	67,922	32,824	(9,093)	24,915
Provision for income taxes	21,938	25,370	17,904	6,416	16,762

Income (loss) before minority interests	34,113	42,552	14,920	(15,509)	8,153
Minority interests	(9,011)	(6,365)	(3,758)	(1,694)	(3,839)

Net income (loss)	$25,102	$36,187	$11,162	$(17,203)	$4,314

BALANCE SHEET DATA (at end of period):
Total assets	$790,981	$777,150	$746,527	$665,725	$657,342
Total debt	577,232	515,705	521,137	495,106	500,600
Stockholders’ equity (deficit)(2)	(20,606)	59,753	24,059	13,390	31,086
RATIO OF EARNINGS TO FIXED CHARGES (3):	2.5	x	3.0	x	2.0	x	0.8	x	1.6	x
SUPPLEMENTARY FINANCIAL DATA:
Cash flows provided by (used for):
Operating activities	$110,785	$82,915	$86,035	$66,954	$67,105
Investing activities	(165,782)	(69,249)	(95,387)	(60,760)	(163,478)
Financing activities	54,472	(13,141)	9,352	(6,194)	95,734
Capital expenditures	$42,033	$33,571	$28,329	$31,739	$36,913

(1)	Other income (loss) includes gain on sale of WABZ and loss on extinguishment of debt in 2004.

(2)	The reclassification of notes receivable from Parent as of December 31, 2004 resulted in a stockholders’ deficit. See the notes to the consolidated financial statements for more information.

(3)	The ratio of earnings to fixed charges is expressed as the ratio of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest) to fixed charges. Fixed charges consist of interest expense, capitalized interest and one-third of rental expense (the portion deemed representative of the interest factor).

  Unaudited Quarterly Financial Information

     The following unaudited quarterly financial information for 2004 and 2003 was derived from our unaudited financial statements and as originally filed included, in the opinion of our management, only those normal and recurring adjustments that our management considers necessary for a fair presentation of the results of operations for these periods. These unaudited quarterly operating results are not necessarily indicative of results that may be achieved for a full fiscal year or for periods in the future. Amounts shown in the tables below are in thousands.

2004	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues
Radio	$46,679	$64,233	$61,243	$58,903
Cable	39,111	46,590	46,250	46,903
Other	1,071	496	940	1,108

Total Revenues	86,861	111,319	108,433	106,914
Operating Expenses	72,923	86,934	87,304	84,186

Operating Income	13,938	24,385	21,129	22,728
Interest Expense, net	7,187	6,334	5,694	8,368
Loss on Early Extinguishment of Debt	—	9,065	—	—
Gain on Sale of Radio Station	—	—	—	10,151
Depreciation and Amortization	8,966	11,220	12,074	12,229
Net Income (Loss)	$3,491	$(447)	$8,278	$13,780

2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Revenues
Radio	$44,917	$62,567	$61,743	$59,739
Cable	32,990	34,037	34,719	35,482
Other	2,554	2,513	2,535	2,464

Total Revenues	80,461	99,117	98,997	97,685
Operating Expenses	65,338	72,022	74,523	71,860

Operating Income	15,123	27,095	24,474	25,825
Interest Expense, net	4,821	6,262	6,295	6,433
Depreciation and Amortization	7,906	6,952	7,715	8,396
Net Income	$5,440	$9,472	$10,192	$11,083

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Annual and Quarterly Financial Data” and our financial statements and the notes thereto included in Item 8 of this annual report. Much of the discussion in this section involves forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements. Please review “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of factors that may impact our actual future results.

  Overview

     We are a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately owned radio broadcaster and the 12th largest radio broadcaster overall in the United States based on revenues. As of December 31, 2004 we owned and operated 7 FM and 5 AM stations that serve three of the nation’s ten largest radio markets (San Francisco, Dallas, and Houston), as well as five other markets (Atlanta, Cincinnati, Indianapolis, Kansas City and York, Pennsylvania). We were also the 17th largest cable multiple system operator in the United States with nine cable systems serving approximately 233,100 subscribers as of December 31, 2004. We also sell content management collaborative intranets, eCommerce and eProcurement solutions to associations, government and mid-market business clients, primarily in the Mid-Atlantic region, under the trade name Susquehanna Technologies.

     For the year ended December 31, 2004, we had revenues and operating income of $413.5 million and $82.2 million, respectively, with approximately 78% of operating income generated by our radio broadcast operations and 26% by our cable television operations. Our Other segment incurred a $3.6 million operating loss. For the year ended December 31, 2004, our net income was $25.1 million, our cash flows from (used in) operating, investing and financing activities were $110.8 million, $(165.8) million and $54.5 million, respectively, and our ratio of earnings to fixed charges was 2.5x.

     Revenues. Our principal source of radio broadcasting revenue is the sale of broadcasting time on our stations for advertising. Radio revenue is reported net of agency commissions. Sales of advertising are affected by changes in demand for advertising time by national and local advertisers and by advertising rates charged by the stations. Radio station advertising rates are based on a station’s ability to attract audiences that match the demographic groups that advertisers want to reach, the number of stations competing in a marketplace, and economic conditions. Radio stations attempt to maximize revenue by adjusting advertising rates based upon local market conditions, by controlling inventory, by creating demand, and by increasing audience ratings. Radio stations sometimes use barter or trade agreements to exchange merchandise or services for advertising time with advertisers, in lieu of cash. It is our policy not to pre-empt advertising paid in cash with advertising paid in trade. For the years ended December 31, 2002 through 2004, cash advertising revenue was 99% of broadcasting revenue. Seasonal revenue fluctuations are common in the radio broadcasting industry, due primarily to fluctuations in expenditure levels by local and national advertisers. Our radio revenues are lowest in the first quarter and are relatively level in the other quarters.

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

     Operating expenses. Radio operating expenses are comprised of employee salaries and commissions, depreciation and amortization, programming expenses, advertising expenses, promotion expenses and selling, general and administrative expenses. General and administrative expenses include office administration and other support functions that are handled on a centralized basis. Radio Employee Stock Plan charges in 2002 recognize the increase in value of the plan during the transition to fair value that ended April 1, 2002.

     Cable operating expenses include programming expenses, employee salaries and benefits, electricity, Internet backbone circuits, depreciation, amortization and selling, general and administrative expenses for accounting and billing services, franchise fees, office administration expenses and corporate charges. Starting in 2004, cable operating expenses include costs for providing telephony services.

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

  Critical Accounting Policies and Estimates

     Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, as described in Note 1 to the consolidated financial statements. In order to prepare these financial statements, we must make certain estimates and judgments that may affect the reported value of assets, liabilities, revenues and expenses as well as contingencies. These estimates and judgments are evaluated on an ongoing basis and change based upon business conditions and circumstances. Critical estimates involve revenue recognition, the value of intangible assets (primarily FCC broadcast licenses and cable franchise values), the value of long-lived assets, income taxes, fair value of financial instruments, allowances for doubtful accounts, contingencies and the impact of any litigation. These estimates are based on the known facts, our measured judgments of probable outcomes and values, historical experience and other factors that we believe are applicable and reasonable given the circumstances. Management has discussed the criteria used in the selection of these estimates and judgments with the Audit Committee and the Audit Committee has reviewed the following disclosures.

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

     We evaluate the recoverability of our indefinite-lived intangible assets and goodwill annually or whenever events or changes in circumstances suggest that the asset may be impaired. We perform annual impairment testing for the Radio segment’s Federal Communications Commission broadcast licenses and goodwill at the market cluster level; for the Cable segment’s cable franchise values and goodwill at the segment level and Other goodwill at the segment level. Before 2003, cable franchise values were evaluated one level below the segment level. Cable has strategically made a decision to centralize the management of its cable operations, which include marketing as one brand, creating and launching homogeneous product offerings, setting retail price points, centralizing customer care and the majority of administrative functions. Based on the preponderance of evidence, we believe we are managing and operating our cable franchises as a single asset and it is now proper to evaluate those assets at the segment level in accordance with SFAS 142 and guidance of EITF 02-7. Indefinite-lived intangible assets, other than goodwill, are generally valued using discounted cash flow analyses, trends, appraisals and multiples evidenced in the reporting units’ businesses. Comparable current market transactions, estimated future operating results appraisals, trends and other profitability information may also be used in the evaluations. If the carrying value of an asset were greater than its indicated fair value, an impairment charge would be recognized for the difference in values.

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

  Results of Operations

     The following tables summarize our consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the years ended December 31, 2004, 2003 and 2002 (in millions of dollars):

	Year ended December 31, 2004
	Radio		Cable		Other		Total
Revenues	$231.1	100.0%	$178.8	100.0%	$3.6	100.0%	$413.5	100.0%
Operating expenses:
Operating and programming,	73.3	31.7%	84.9	47.5%	3.3	91.7%	161.5	39.0%
Selling	37.0	16.0%	6.1	3.4%	0.8	22.2%	43.9	10.6%
General and administrative	50.2	21.7%	28.7	16.1%	2.5	69.4%	81.4	19.7%
Depreciation and amortization	6.6	2.9%	37.4	20.9%	0.5	13.9%	44.5	10.8%

Total operating expenses	167.1	72.3%	157.1	87.9%	7.1	197.2%	331.3	80.1%

Operating income (loss)	$64.0	27.7%	$21.7	12.1%	$(3.5)	(97.2)%	$82.2	19.9%

Other income (expense)
Interest expense							(34.2)	(8.3)%
Interest income from loan to parent							6.6	1.6%
Other income							0.3	0.1%
Loss on early extinguishment of debt							(9.1)	(2.2)%
Gain on sale of radio station							10.2	2.5%
Provision for income taxes							(21.9)	(5.3)%
Minority interests							(9.0)	(2.2)%

Net income							$25.1	6.1%

	Year ended December 31, 2003
	Radio		Cable		Other		Total
Revenues	$229.0	100.0%	$137.2	100.0%	$10.1	100.0%	$376.3	100.0%
Operating expenses:
Operating and programming,	74.2	32.4%	60.7	44.2%	6.2	61.4%	141.1	37.5%
Selling	36.2	15.8%	3.4	2.5%	1.5	14.9%	41.1	10.9%
General and administrative	49.5	21.6%	18.8	13.7%	2.3	22.8%	70.6	18.8%
Depreciation and amortization	6.5	2.9%	23.9	17.4%	0.6	5.9%	31.0	8.2%

Total operating expenses	166.4	72.7%	106.8	77.8%	10.6	104.9%	283.8	75.4%

Operating income (loss)	$62.6	27.3%	$30.4	22.2%	$(0.5)	(5.0)%	$92.5	24.6%

Other income (expense)
Interest expense							(30.7)	(8.2)%
Interest income from loan to parent							6.9	1.8%
Other expense							(0.8)	(0.2)%
Provision for income taxes							(25.4)	(6.7)%
Minority interests							(6.3)	(1.7)%

Net income							$36.2	9.6%

	Year ended December 31, 2002
	Radio		Cable		Other		Total
Revenues	$216.2	100.0%	$122.7	100.0%	$9.7	100.0%	$348.6	100.0%
Operating expenses:
Operating and programming,	69.6	32.2%	56.0	45.6%	6.3	64.9%	131.9	37.8%
Selling	34.9	16.1%	3.7	3.0%	1.8	18.6%	40.4	11.6%
General and administrative	46.3	21.4%	18.7	15.3%	3.5	36.0%	68.5	19.7%
Radio Employee Stock Plan	17.1	7.9%	—	—	—	—	17.1	4.9%
Depreciation and amortization	5.7	2.7%	23.2	18.9%	0.6	6.2%	29.5	8.5%
Goodwill impairment loss	—	—	—	—	5.0	51.6%	5.0	1.4%

Total operating expenses	173.6	80.3%	101.6	82.8%	17.2	177.3%	292.4	83.9%

Operating income (loss)	$42.6	19.7%	$21.1	17.2%	$(7.5)	(77.3)%	$56.2	16.1%

Other income (expense)
Interest expense							(29.2)	(8.4)%
Interest income from loan to parent							7.2	2.1%
Other expense							(1.4)	(0.4)%
Provision for income taxes							(17.9)	(5.1)%
Minority interests							(3.7)	(1.1)%

Net income							$11.2	3.2%

Year Ended December 31, 2004 Compared to the year ended December 31, 2003

  Consolidated

     Revenues. Consolidated revenues increased $37.2 million or 10% from 2003 to 2004. Radio and Cable revenues were 56% and 43% of consolidated revenues, respectively.

     Operating and programming expenses. Operating and programming expenses increased $20.4 million or 15% from 2003 to 2004. The entire increase in operating and programming expense occurred in the Cable segment primarily due to the Carmel, New York cable system acquisition and the merger of the BlazeNet ISP operation into Cable.

     General and administrative expenses. General and administrative expenses increased $10.8 million or 15% from 2003 to 2004. Radio and Cable general and administrative expenses were 62% and 35% of consolidated general and administrative expenses, respectively. Approximately 92% of the increase in general and administrative expenses was incurred in the Cable segment. The increase in Cable can be attributed to the Carmel acquisition, deferred compensation related to the Cable Performance Share Plan and to costs associated with the consolidation of the customer care operation in York, Pennsylvania. The Other segment also incurred deferred compensation expense related to the Cable Performance Share Plan.

     Operating income. Operating income decreased $10.3 million or 11% from 2003 to 2004, largely due to the increase in Cable’s operating, general and administrative and depreciation and amortization expenses.

     Net income. Net income decreased $11.1 million or 31% from 2003 to 2004. The decrease in net income is the result of decreased operating income in Cable, other expense of $9.1 million related to the early retirement of the Notes, $3.6 million of interest expense related to an unfavorable judgment handed down by the United States District Court for the Northern District of Georgia related to a contract dispute on the move of radio station WHMA-FM (now WWWQ-FM) from Anniston, Alabama to Atlanta, Georgia metropolitan area, and gain of $10.2 million on the sale of radio station WABZ-FM.. The $5.3 million increase in the valuation for Radio Employee Stock Plan shares on April 1, 2004 increased minority interests.

     Depreciation and amortization. Depreciation and amortization increased $13.5 million or 44% from 2003 to 2004. Cable’s acquisition of the Carmel cable system was responsible for the increase.

     Interest expense. Interest expense increased $3.5 million or 11% from 2003 to 2004. Interest expense from additional debt incurred to acquire the Carmel, New York cable systems, interest related to the unfavorable judgment on contract dispute and the remaining interest in 1051FM, LLC was partially offset by a reduction in the effective interest rate due to redeeming our 8.5% Senior Subordinated Notes (“Notes”) on May 15, 2004. The Notes’ redemption was funded by the New Facilities’ Term A Loan. Interest income on a state income tax refund was $0.6 million in 2004.

Radio Segment

     Revenues. Radio revenues increased $2.1 million or 1% from 2003 to 2004 largely on improvements in our Atlanta and Kansas City markets and the impact of WSOX-FM (acquired August 2003). On a same stations basis (excluding WSOX-FM) revenues increased $0.2 million.

     Operating and programming expenses. Operating and programming expenses decreased due to operating efficiencies and low inflationary pressure on expenses.

     Operating income. Operating income increased $1.4 million or 2% from 2003 to 2004. On a same stations basis, Radio operating income increased $1.7 million or 3% from 2003 to 2004. Operating income increased over 2003 in the Atlanta, Kansas City and San Francisco markets.

Cable Segment

     Revenues. Cable revenues increased $41.6 million or 30% from 2003 to 2004. On a same systems basis (excluding BlazeNet and Carmel, New York revenues), revenues increased $9.2 million or 7% from 2003 to 2004. Increasing penetration of high-speed Internet access, basic/expanded basic rate increases and increasing penetration of digital services were responsible for the improvement in revenues on a same systems basis.

     Operating and programming expenses. Cable’s operating and programming expenses increased $24.2 million or 40% from 2003 to 2004, primarily due to Carmel. On a same systems basis, operating and programming expense increased $5.9 million or 10%. Increases in the cost of acquired programming on a same system basis was 9% and represented 47% of the same system increase in operating and programming costs. In addition the direct costs for delivery of high-speed Internet access increased 40%, representing 25% of the same system increase in operating and programming costs.

     Selling expenses. Cable selling expenses increased $2.7 million or 80% from 2003 to 2004. On a same systems basis, selling expenses increased $1.5 million or 43% to address increasing competition.

     General and administrative expenses. Cable general and administrative expenses increased $9.9 million or 53% from 2003 to 2004. On a same systems basis, general and administrative expenses increased $3.9 million or 21% from 2003. Increased general and administrative expenses were primarily from the efforts to centralize Cable’s customer care operations in York, Pennsylvania (“UC3”) and deferred compensation expense related to the current year change in the price of Cable Performance Shares. Carmel transition expenses incurred from March 9, 2004 through December 31, 2004 were approximately $4.6 million. Media has started assuming functions previously provided by RCN and will continue the transition through February 2005.

     Depreciation and amortization. Depreciation and amortization increased $13.5 million or 57% from 2003 to 2004 due to depreciation on tangible assets and amortization of customer lists for the Lawrenceburg and Carmel acquisitions.

     Operating income. Cable operating income decreased $8.7 million or 29% from 2003 to 2004. On a same systems basis, Cable operating income decreased $0.7 million or 2% from 2003 to 2004. Decreased operating income is attributable to the acquisition of the Carmel cable systems (which sustained an $8.0 million operating loss from March 9, 2004 through December 31, 2004), the cost of acquired programming rising faster than revenues and general and administrative expenses related to the implementation of the UC3 in York.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues. Revenues increased $27.7 million, or 8%, from 2002 to 2003. Radio revenues increased $12.8 million, or 6%, from 2002 to 2003. Every Radio market increased revenues over 2002, except Atlanta, Houston and Kansas City. Dallas and Indianapolis led the markets that increased revenues over 2002 by capitalizing on strong listener ratings. Softening of the rock format and competition were the primary reasons for the decrease in the revenues in Atlanta and Houston. Radio revenues on a same-stations basis (excluding WYGY-FM, Cincinnati and WSOX-FM, York) increased $9.8 million or 5% from 2002 to 2003. Cable revenues increased $14.5 million, or 12%, from 2002 to 2003. Rate increases on basic and expanded basic services, increasing penetration of cable modem services and to a lesser extent a full year of operation of the Lawrenceburg, Indiana cable system and increased penetration of digital video services were responsible for the growth in cable revenues. Operating the Lawrenceburg cable system for a full year contributed $2.3 million or 16% of the increase in Cable revenues from 2002 to 2003.

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

     Operating income. Operating income increased $36.3 million or 65% from 2002 to 2003. Radio operating income increased $20.0 million or 47% from 2002 to 2003. The improvement in Radio operating income is primarily the result of higher revenues and no compensation expense associated with the Radio Employee Stock Plan ($17.1 million in 2002). Cable’s operating income increased $9.3 million or 44% from 2002 to 2003. The improvement in Cable’s operating income resulted from higher revenues and not having a charge similar to the $2.6 million compensation expense incurred in 2002 related to the change in valuation basis of the Cable Performance Share Plan. Other segment’s operating loss for 2002 included a $5.0 million goodwill impairment that did not recur in 2003. Targeted expense reductions also narrowed the Other segment’s 2003 operating loss.

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

     Net cash provided by operating activities was $110.8 million and $82.9 million for the years ended December 31, 2004 and 2003, respectively. Our net cash provided by operating activities was generated primarily by normal operations.

     Net cash used by investing activities was $165.8 million and $69.2 million for the years ended December 31, 2004 and 2003, respectively. Acquisition of the Carmel cable television service area and the remaining interest in a radio station, as detailed in Note 2 to the consolidated financial statements, totaled $125.4 million for 2004. Capital expenditures, excluding acquisitions, were $42.0 million for the year ended December 31, 2004 compared to $33.6 million in 2003. Capital expenditures were used primarily to upgrade and maintain our cable plant. The sale of WABZ provided $11.5 million cash and our Parent repaid $4.7 million on its outstanding loans in 2004.

     Net cash provided by (used by) financing activities was $54.5 million and $(13.1) million for the year ended December 31, 2004 and 2003, respectively. Net cash provided by financing activities was generated by 2004 borrowings under Media’s New Facilities, described below. Proceeds were used to acquire a cable television service area in Carmel, New York with approximately 29,000 basic video subscribers and 8,900 telephone customers and to fund the 2004 repurchase of Radio stock held by employees totaling $5.1 million.

     Our acquisitions of radio stations and cable systems and our capital expenditures have historically been financed with cash flow from operations and borrowings under our senior credit facilities. In the past, we have also issued long-term debt securities to reduce our borrowings under our senior secured credit facilities. Capital expenditures, excluding acquisitions, were $42.0 million, $33.6 million and $28.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Capital expenditures over this period were used primarily to upgrade and maintain our cable system. We expect to make capital expenditures totaling approximately $38.0 million in 2005 for upgrading our cable system, for radio-related equipment and for information technology projects. If our appeal of the BCI judgment is unsuccessful, we will be required to pay $13.7 million to BCI. The $13.7 million liability was recorded as of December 31, 2004.

     As of December 31, 2004, the fair value of the 7.375% Senior Subordinated Notes due 2013 was $160.5 million. Changes in interest rates affect the market value of these notes, however cash outflows for semi-annual interest payments are fixed.

     The $600 million New Facilities with a group of banks consist of a $150 million Term A Loan, a $250 million Term B Loan and a $200 million Revolving Credit. The Term A Loan amortizes beginning in the third year and matures in March 2011. The Term B Loan amortizes one percent per year beginning in the second year and matures in March 2012. The Revolving Credit commitment does not amortize, but matures in March 2011. Interest is based on LIBOR plus an applicable margin based on certain ratios, or on a base rate plus a margin dependent on certain ratios. As of December 31, 2004, Term A Loan and Term B Loan were fully utilized at $150 million and $250 million, respectively. Approximately $24.2 million was borrowed under the Revolving Credit at a weighted average interest rate of 4.1%. Interest is payable quarterly or on maturity of a LIBOR-based tranche.

     At December 31, 2003, our senior secured credit facilities (“Old Facilities”) consisted of a $190 million revolver, a $76 million Term Loan “A,” and a $98.3 million Term Loan “B”, that were collateralized by a pledge of all of our tangible property (excluding real property and vehicles) and our voting common stock. The credit agreement governing the Old Facilities constained covenants requiring us to maintain certain financial leverage and interest coverage ratios. As of December 31, 2003, the average interest rate on all outstanding borrowings was approximately 5.8%. On March 9, 2004, the Old Facilities were replaced by the New Facilities.

     The New Facilities are collaterized by tangible assets (except real estate and vehicles), FCC licenses, a pledge or our stock and a pledge of certain stock of our subsidiaries. We must maintain debt coverage and certain financial ratios at prescribed levels. We may be prevented from paying common dividends, making investment transactions with affiliates, allowing ownership changes, selling assets and issuing additional debt.

     We used these New Facilities to repay $194.8 million borrowed under the Old Facilities on March 9, 2004. We utilized these New Facilities to fund a call of all our outstanding 8.5% Senior Subordinated Notes in May 2004, at a cost of approximately $156 million.

     The Company was in compliance with its debt covenants as of December 31, 2004. The following debt covenants now in effect are considered the most restrictive:

Covenant Test	Covenant	Actual Value
Fixed charge coverage ratio must be at least:	1.10	1.66
Consolidated total leverage ratio may not exceed:	6.50	4.13
Interest coverage must exceed:	2.00	4.64

     Our New Facilities include a provision that allows our lender to refuse additional borrowings if our financial condition suffers a material adverse change. Violation of covenants under the New Facilities could result in a default of our 7.375% senior subordinated notes. A default under the 7.375% senior subordinated notes could result in a default under our New Facilities. Any such cross defaults would permit our lenders and noteholders to accelerate approximately $566.6 million of our outstanding debt at March 29, 2005.

Contractual Obligations

     The following tables reflect our contractual cash obligations in the respective periods in which they are due (in thousands).

Contractual	Total
Cash	Amounts
Obligations	Committed	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$577,232	$3,368	$15,246	$23,168	$30,625	$38,125	$466,700

Broadcast rights	46,117	10,017	11,200	8,000	8,250	8,650	—

Operating leases	42,558	5,298	5,091	4,929	4,723	4,333	18,184

Total	$665,907	$18,683	$31,537	$36,097	$43,598	$51,108	$484,884

     Information regarding our contractual obligations at December 31, 2004, is included in the notes to the consolidated financial statements. Future debt maturities, lease obligations and broadcast rights are included in Notes 3, 10, and 12, respectively.

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

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements to disclose as required by Item 303 (a) (4) of Regulation S-K as of the date of this report.

Recent Accounting Pronouncements

     Please see Item 8. Consolidated Financial Statements and Supplementary Data, Note 1 to the consolidated financial statements for a discussion of recent accounting pronouncements applicable to Media.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     As of December 31, 2004, we had $424.2 million in variable rate debt. The fair value of this debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

2005	$1,875
2006	13,750
2007	23,125
2008	30,625
2009	38,125

     The maturities shown above reflect debt in place at December 31, 2004. Our interest rate exposure is primarily impacted by changes in LIBOR rates. At December 31, 2004, the weighted average interest rate for the variable rate debt was 4.1%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt incurred as of December 31, 2004 would increase by $4.2 million. Variable rate debt as of March 29, 2005 was approximately $416.6 million. Our interest rate swaps, disclosed in the notes to the financial statements, could decrease the impact of an increase in interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements and Independent Auditors’ Report and Report of Independent Accountants of Susquehanna Media Co. and Subsidiaries are set forth on the pages listed below:

Page
Report of Independent Registered Public Accounting Firm	46
Financial Statements
Consolidated Balance Sheets	47
Consolidated Statements of Operations	48
Consolidated Statements of Stockholders’ Equity (Deficit)	49
Consolidated Statements of Cash Flows	50
Notes to Consolidated Financial Statements	51 - 65

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Susquehanna Media Co.:

We have audited the accompanying consolidated balance sheets of Susquehanna Media Co. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Susquehanna Media Co. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 18, 2005

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$—	$525
Accounts receivable, less allowance for doubtful accounts of $1,822 in 2004 and $1,719 in 2003 (Note 3)	50,332	52,192
Deferred income taxes (Note 4)	—	6,621

Current portion of notes receivable from Parent (Notes 9 and 11)	—	4,690
Other current assets	7,278	6,818

Total Current Assets	57,610	70,846

Property, Plant and Equipment, at cost (Notes 2 and 3)
Land	6,233	5,948
Buildings and improvements	26,722	23,399
Equipment	334,471	272,734
Construction-in-progress	14,872	12,443

	382,298	314,524
Accumulated depreciation and amortization	182,549	154,610

Property, Plant and Equipment, net	199,749	159,914

Intangible Assets and Goodwill, net (Notes 2, 3 and 5)	514,299	402,466

Notes Receivable from Parent (Notes 9 and 11)	—	104,951

Investments and Other Assets (Notes 3, 6 and 9)	19,323	38,973

	$790,981	$777,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Cash overdraft	$1,428	$—
Current portion of long-term debt (Note 3)	3,368	34
Accounts payable	13,181	11,225
Accrued employee-related costs (Note 7)	12,812	14,997
Accrued income taxes	11,781	7,144
Deferred income taxes (Note 4)	5,114	—
Accrued interest (Note 5)	7,564	4,663
Accrued franchise and licensing fees	2,864	2,944
Deferred income	3,943	1,542
Other current liabilities (Note 5)	18,311	6,893

Total Current Liabilities	80,366	49,442

Long-term Debt (Note 3)	573,864	515,671

Other Liabilities (Note 8)	13,964	13,845

Deferred Income Taxes (Note 4)	74,894	71,216

Minority Interests (Notes 7 and 12)	68,499	67,223

Stockholders’ Equity (Deficit) (Note 3)
Preferred stock – Voting, 7% cumulative with par value of $100, 110,000 shares authorized	7,050	7,050
Common stock – Voting, $1 par value, 1,100,000 shares authorized	1,100	1,100
Retained earnings	76,212	51,603
Note receivable from Parent (Notes 9 and 11)	(104,968)	—

Total Stockholders’ Equity (Deficit)	(20,606)	59,753

	$790,981	$777,150

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Revenues
Radio	$231,058	$228,966	$216,222
Cable	178,854	137,228	122,754
Other	3,615	10,066	9,670

Total revenues	413,527	376,260	348,646

Operating Expenses
Operating and programming	161,560	141,061	131,869
Selling	43,866	41,096	40,414
General and administrative	81,432	70,617	68,560
Radio Employee Stock Plan (Note 7)	—	—	17,065
Depreciation and amortization	44,489	30,969	29,470

Goodwill impairment loss	—	—	5,000

Total operating expenses	331,347	283,743	292,378

Operating Income	82,180	92,517	56,268

Other Income (Expense)
Interest expense (Note 5)	(34,224)	(30,720)	(29,200)
Loss on extinguishment of debt (Note 3)	(9,065)	—	—
Gain on sale of WABZ (Note 2)	10,151	—	—
Interest income from loan to Parent (Note 11)	6,641	6,909	7,162
Other	368	(784)	(1,406)

Income Before Income Taxes and and Minority Interests	56,051	67,922	32,824

Provision for Income Taxes (Note 4)	21,938	25,370	17,904

Income Before Minority Interests	34,113	42,552	14,920

Minority Interests	(9,011)	(6,365)	(3,758)

Net Income and Comprehensive Income	25,102	36,187	11,162

Preferred Dividends Declared	(493)	(493)	(493)

Net Income Available for Common Shares	$24,609	$35,694	$10,669

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

						Note
						Receivable
	Preferred Stock		Common Stock		Retained	From
	Shares	Amounts	Shares	Amounts	Earnings	Parent	Total
Balance, January 1, 2002	70	$7,050	1,100	$1,100	$5,240	$—	$13,390

Net income	—	—	—	—	11,162	—	11,162

Preferred dividends declared	—	—	—	—	(493)	—	(493)

Balance, December 31, 2002	70	7,050	1,100	1,100	15,909	—	24,059

Net income	—	—	—	—	36,187	—	36,187

Preferred dividends declared	—	—	—	—	(493)	—	(493)

Balance, December 31, 2003	70	7,050	1,100	1,100	51,603	—	59,753

Net income	—	—	—	—	25,102	—	25,102

Reclass of Note Receivable from Parent (Note 9)	—	—	—	—	—	(109,641)	(109,641)

Principal payment by Parent (Note 11)	—	—	—	—	—	4,673	4,673

Preferred dividends declared	—	—	—	—	(493)	—	(493)

Balance, December 31, 2004	70	$7,050	1,100	$1,100	$76,212	$(104,968)	$(20,606)

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,102	$36,187	$11,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,489	30,969	29,470
Deferred income taxes	15,413	14,332	8,915
Radio Employee Stock Plan	289	370	17,065
Cable Performance Share Plan	1,455	(446)	3,500
Write-off of deferred financing costs	2,690	—	—
Gain on sale of WABZ	(10,151)	—	—
Goodwill impairment loss	—	—	5,000
Minority interests	9,011	6,365	3,758
Deferred financing amortization	1,468	1,386	1,074
Equity in (income) losses of investees	(121)	616	630
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	1,861	(2,514)	(4,900)
Decrease (increase) in other current assets	(423)	(1,606)	928
Increase (decrease) in accounts payable	1,946	(1,810)	4,649
Increase (decrease) in accrued income taxes	4,637	(2,617)	6,606
Increase (decrease) in accrued interest	2,901	2,179	(2,807)
Increase in other current liabilities	11,554	2,385	1,859
Decrease in other liabilities	(1,336)	(2,881)	(874)

Net cash provided by operating activities	110,785	82,915	86,035

CASH FLOWS FROM INVESTING ACTIVITIES
Parent’s repayment of notes	4,673	4,422	4,169
Purchase of property, plant and equipment, net	(42,033)	(33,571)	(28,329)
Acquisitions	(125,404)	(28,035)	(71,539)
Proceeds from sale of WABZ	11,500	—	—
Deposit on RCN acquisition	—	(10,000)	—
Decrease (increase) in investments, other assets and intangible assets	5,482	(2,065)	312

Net cash used by investing	(165,782)	(69,249)	(95,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in revolving credit borrowings	(17,100)	(138,400)	34,800
Long-term borrowing	400,000	150,000	—
Repayment of term loans	(174,250)	(17,000)	(8,750)
Repayment of Senior Subordinated Notes	(150,000)	—	—
Increase (decrease) in cash overdrafts	1,428	(849)	(1,838)
Radio Employee Stock Plan transactions	(5,113)	(6,399)	(14,367)
Payments of preferred dividends	(493)	(493)	(493)

Net cash provided (used) by financing activities	54,472	(13,141)	9,352

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(525)	525	—
CASH AND CASH EQUIVALENTS, January 1,	525	—	—

CASH AND CASH EQUIVALENTS, December 31,	$—	$525	$—

1.	Significant Accounting Policies

Nature of Operations — Susquehanna Media Co. (“Media”) and its subsidiaries, Susquehanna Radio Corp. (“Radio”), Susquehanna Cable Co. (“Cable”), Susquehanna Data Services, Inc., Susquehanna Fiber Systems, Inc., Susquehanna ET Investment Inc., and Media PCS Ventures, Inc. (collectively, the Company), are primarily in the businesses of radio broadcasting, cable television services, Internet services and other communications-related services. Susquehanna Fiber Systems, Inc. is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider.

Through its subsidiaries, the Company operates radio stations in major U.S. markets and provides cable television services in Pennsylvania, New York, Maine, Mississippi, Illinois, and Indiana. High speed Internet access is provided in all Cable markets. Radio advertising, cable television subscriptions, and Internet services account for approximately 56%, 43%, and 1% of 2004 consolidated revenues, respectively. Radio, Cable and Internet services revenues were 61%, 36% and 3% of 2003 consolidated revenues, respectively. Radio, Cable and Internet services revenues were 62%, 35%, and 3% of 2002 consolidated revenues, respectively.

Principles of Consolidation — The consolidated financial statements include the accounts of Media and its subsidiaries. All significant intercompany accounts and transactions are eliminated. All Media common stock is owned by Susquehanna Pfaltzgraff Co. (the Parent).

Use of Estimates in the Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Credit Risk — The Company’s accounts receivable are largely from consumers and consumer businesses whose ability to pay is subject to changes in general economic conditions. Credit risk is managed through credit and collection controls in the radio and Internet segments and by disconnecting the cable segment’s delinquent subscribers. The allowance for bad debts is determined by using historical experience, payment trends and credit information in the context of existing economic conditions.

Property, Plant and Equipment — These assets are stated at cost. Depreciation and amortization are computed on the straight-line method for financial statement purposes based on the following estimated useful lives:

Buildings and improvements	—	10 to 40 years
Equipment	—	3 to 20 years

Depreciation expense was approximately $33.7 million, $28.5 million and $27.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Asset additions and major renovations are capitalized and depreciated over their estimated useful lives. Periodically, asset lives are reviewed and adjusted based on facts and circumstances. Costs for constructing or rebuilding cable transmission and distribution facilities and costs of new cable service installations are capitalized. Costs of maintenance, repairs and minor renovations are charged against income. Gains or losses on dispositions are recognized in the consolidated statement of operations and the related costs and accumulated depreciation are removed from the consolidated balance sheet. The timing of any asset retirement obligations is not estimable.

Valuation of Long-Lived and Indefinite-Lived Intangible Assets — The Company evaluates the recoverability of its long-lived assets including property, plant and equipment and intangible assets subject to amortization whenever events or changes in circumstances suggest the carrying values may not be recoverable. Analyses based on undiscounted cash flows generated by the related operations and appraisals, trends or other indicators of fair value are used in these evaluations. If the asset’s carrying value exceeds the indicated fair value, a loss is recognized for the difference between the fair value and the asset’s carrying value.

The Company evaluates the recoverability of its indefinite-lived intangible assets and goodwill annually, as of December 31, or more frequently if events or changes in circumstances suggest that an asset may be impaired. The Company performs its annual impairment testing for Radio one level below its reporting segments. Goodwill and Federal Communications Commission (“FCC”) broadcast licenses, which are indefinite-lived assets, are evaluated at the radio market cluster level.

Cable franchise values and goodwill related to Cable are determined by independent valuation or by costs incurred to secure a new franchise. Cable’s franchises are non-exclusive rights to operate granted by local governments and are subject to periodic renewal. While these renewals are not guaranteed, management believes that the probability of non-renewal is remote based on regulations in effect and the Company’s history of securing franchise renewals. Based on these factors, cable franchise values are deemed to be intangible assets with indefinite lives. Media adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. As of January 1, 2002 and December 31, 2002, the unit of accounting for evaluating impairment of cable franchise values and goodwill was at a geographic basis one level below the Cable segment level. Based on an analysis of Emerging Issues Task Force 02-7 “Unit of Accounting for Testing Impairment of Indefinite-lived Intangible Assets”, management has concluded that aggregating cable franchise values at the segment level is appropriate for impairment testing. This conclusion is based on centralized management of the SusCom brand, centralized setting of rates and carriages, master programming contracts, centralized billing, accounting, customer care and collection functions and centralized engineering. It is management’s intention to service all areas similarly to maximize quality and minimize operating costs. Accordingly, Cable impairment testing of indefinite-lived intangible assets as of December 31, 2003 and 2004 was performed at the segment level. Costs to renew cable franchises are capitalized as other intangible assets and amortized using the straight-line method over the franchise renewal term.

Other goodwill is evaluated at the segment level. In 2002, a $5.0 million impairment was recognized.

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

Derivative Financial Instruments — Derivative financial instruments are used solely to limit interest rate exposure on variable rate debt. No derivative financial instruments are held for trading purposes. The Company is not a party to any leveraged instruments. Interest swaps, collars and floors may either be treated as hedges or marked-to-market through income, as elected on a contract-by-contract basis.

The Company has entered into interest rate swaps and floors to limit exposure to interest rate changes on a portion of its variable rate debt. Hedge accounting has not been elected. Variations in the fair value of swaps and floors are marked-to-market as a component of interest expense in the consolidated statements of operations.

Investments and Other Assets – Existing investments of less than 20% in other entities are reported using the cost method of accounting unless the Company has the ability to exercise significant influence over the financial and operating policies of the entity. Where such influence exists, the investee is accounted for using the equity method. Investments in other entities, which are at least 20% and not more than 50% owned, are reported using the equity method. New investments in partnerships, limited partnerships and limited liability companies of at least 3% are reported using the equity method.

Revenues — Radio, Cable and Other revenues are recognized in the period that services are provided. Radio revenues are reported when advertising is aired and when events are held, net of agency commissions. Agency commissions for the years ended December 31, 2004, 2003 and 2002 were $33.2 million, $33.2 million and $31.2 million, respectively. Cable subscriber revenues are recognized when services are provided. Cable installation revenues are recognized to the extent of direct selling costs incurred. Cable franchise fees, which may be up to 5% of subscriber revenues, must be collected and remitted to franchising authorities. Franchise fees are passed through to subscribers as permitted and are included in cable revenues. Other revenues are recognized when services are provided or performed. Revenues are concentrated in the following geographic areas:

	2004	2003	2002
San Francisco, CA	14%	16%	17%

York, PA	19%	21%	21%

Dallas — Fort Worth, TX	14%	16%	15%

Interest — Interest paid was $30.2 million, $27.8 million and $31.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Interest relating to construction of buildings and equipment is capitalized as part of the related asset’s cost. Approximately $0.5 and $0.3 million of interest was capitalized during the years ended December 31, 2004 and 2003, respectively.

Deferred financing costs are included in Investments and Other Assets and are amortized on a straight-line basis over the repayment period of the related debt. The method used does not differ materially from the effective interest method.

Income Taxes — Income taxes are based on the asset and liability method of accounting. Deferred income taxes reflect the future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial reporting balances at each year-end. Changes in enacted tax rates are reflected in the tax provision as they occur.

Stock-Based Compensation — Compensation expense is recognized in accordance with Statement of Financial Accounting Standard No. 123, ““Accounting for Stock-Based Compensation”. Compensation expense on options is recognized using minimum value.

Recent Accounting Pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, that delayed implementation of FIN 46 for entities other than special purpose entities. Media must adopt FIN 46R in 2005. The impact of this interpretation has not yet been determined.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires certain financial instruments previously classified as equity to be classified as liabilities, or possibly assets, if they have certain characteristics. Radio has non-controlling interests that are subject to mandatory repurchase and are classified as minority interests. However, FASB has indefinitely deferred the measurement provisions of SFAS 150 for these non-controlling interests.

In September 2004, FASB issued EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill”. Topic D-108 requires that intangible assets other than goodwill acquired in business combinations completed after September 29, 2004 be valued using a direct value method. Intangible assets other than goodwill that were valued using the residual method must be tested for impairment using a direct method no later than the beginning of the first fiscal year beginning after December 31, 2004. Any impairment recognized upon application of a direct value method would be reported as a cumulative effect of a change in accounting principle. Media performed the required impairment tests as of December 31, 2004 using a direct value method. No impairment was indicated.

In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” (SFAS 123R”) replacing SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS 123R, Media is a non-public company. SFAS 123R requires Media to recognize the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of those equity instruments. Grant date fair value may not be measured using minimum value, but must include the effect of expected volatility based on an appropriate historical industry sector index. SFAS 123R is effective for Media as of January 1, 2006. Since Media previously adopted SFAS 123, and all outstanding options are fully vested, no transition provisions apply unless those options are modified, repurchased or cancelled after SFAS 123R’s effective date. We have not determined the effect of adopting SFAS 123R.

2.	Acquisitions and Disposition

Acquisitions have been accounted for as purchases. Acquisition purchase price is allocated to the tangible and intangible assets and to liabilities assumed at fair values. In determining fair value, Media makes estimates and assumptions, which it believes are reasonable, that affect the fair values. Independent valuations are utilized to value significant acquisitions. Operating results of acquisitions are included in the Consolidated Statements of Operations from their acquisition dates.

On April 1, 2004, Media purchased Jesscom, Inc.’s (“Jesscom”) sixty percent in 1051FM, LLC for $14.8 million cash. Media now completely owns and operates KCJK-FM, formerly KFME-FM. Existing credit facilities were used to fund the acquisition. Under the terms of a joint operating agreement that terminated April 1, 2004, Media formerly sold commercial airtime on Radio Station KFME-FM and Jesscom had programmed and operated the station. KCJK-FM is licensed to Garden City, Missouri and serves the Kansas City market.

On March 9, 2004, Media purchased cable systems from RCN Telecom Services, Inc. (“RCN”) for $120.6 million cash. A $10.0 million deposit on this acquisition was made during third quarter 2003. As of the date of acquisition, the systems served approximately 29,100 subscribers in eleven communities in and surrounding Carmel, New York with video, high speed data and telephony services.

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

RCN has agreed to provide transition services to support telephony services for a period of time and to assist Media in migrating the video and high-speed data subscriber base to Media’s own billing, customer care and provisioning systems for additional fees. Fees for these services were approximately $4.6 million through December 31, 2004.

The following amounts attributable to the Carmel acquisition were included in Media’s consolidated financial statements for the year ended December 31, 2004 (in thousands):

Current assets	$2,191
Property, plant and equipment, net	28,051
Intangible assets, net	80,925
Current liabilities	3,577
Revenues	26,555
Depreciation and amortization	14,223
Operating loss	(7,970)
Interest expense	4,494

The acquisition was funded using new credit facilities described under “Long-Term Debt.”

On August 1, 2003, Media purchased certain assets of WSOX-FM, an “Oldies” radio station, licensed to Red Lion, Pennsylvania from Lancaster-York Broadcasting, LLC for $23.0 million cash. Existing credit facilities funded the acquisition.

Effective June 30, 2003, Media acquired from Galaxy Cable, Inc. approximately 2,900 basic cable subscribers and related assets serving Canton, Mississippi for $5.2 million cash, including $0.2 million of working capital. Existing credit facilities were utilized to fund the acquisition. The subscribers will be integrated into the existing Rankin County operation after rebuild of the cable plant and headend elimination. Media anticipates that the rebuild and headend elimination will be completed by June, 2005 at an estimated cost of $2.8 million.

The costs of acquisitions have been allocated to the following classes of assets and liabilities (in thousands):

	2004	2003
Cable
Plant and equipment	$30,748	$180
Intangible assets	89,833	4,815

Total	$120,581	$4,995

Radio
Plant and equipment	$590	$571
Intangible assets	14,197	22,469
Working capital	36	—

Total	$14,823	$23,040

On November 12, 2004, Media sold the assets of radio station WABZ-FM, licensed to Albemarle, North Carolina for $11.5 million cash. The gain on the sale was $10.2 million.

3.	Long-Term Debt

Long-term debt at December 31, includes (in thousands):

	2004	2003
8.5% Senior Subordinated Notes	$—	$150,000
7.375% Senior Subordinated Notes	150,000	150,000
Term A Loan	150,000	76,000
Term B Loan	250,000	98,250
Revolving Credit Commitment	24,200	41,300
Other	3,032	155

	577,232	515,705
Less amounts payable within one year	3,368	34

	$573,864	$515,671

The 8.5% Senior Subordinated Notes were due in 2009. Interest was payable semi-annually. Media called the 8.5% Senior Subordinated Notes (“Notes”) as of May 15, 2004. On May 17, 2004, a total of $162.75 million was paid to bondholders. The amount paid included the Notes’ $150.0 million principal balance, a $6.375 million call premium and $6.375 million of accrued interest. The statement of operations recognizes a $9.1 million loss on debt extinguishment (including $2.7 million of unamortized deferred financing costs). Media used its “New Facilities”, as described below, to fund the redemption.

Media funded the Carmel acquisition utilizing new credit facilities from a group of banks (“New Facilities”) totaling $600 million that replaced its prior $450 million senior credit facilities (“Old Facilities”). Proceeds from the New Facilities were used to retire the Old Facilities (approximately $195 million) and to repurchase the 8.5% Senior Subordinated Notes. The New Facilities were effective March 9, 2004, and include a $200 million Revolving Credit Loan commitment, a $150 million Term A Loan and a $250 million Term B Loan.

The Revolving Credit Loan and Term A Loan borrowings bear interest based on either a base rate plus an applicable margin (0.0% — 1.0%) or on LIBOR plus an applicable margin (1.00% — 2.25%) based on leverage. Term B Loan borrowings bear interest based on either a base rate plus an applicable margin (0.50% — 0.75%) or LIBOR plus an applicable margin (1.75% — 2.00%) based on leverage. Interest is payable quarterly or on the maturity of a LIBOR-based borrowing. As of December 31, 2004, the effective interest rate on Revolving Credit Loan, Term A Loan and Term B Loan borrowings was 4.13%, 3.75% and 4.14%, respectively.

The Revolving Credit Loan commitment does not amortize and matures in March 2011. The Term A Loan begins amortizing in June 2006 and matures in March 2011. The Term B Loan begins amortizing in June 2005 and matures in March 2012. As of December 31, 2004, $175.8 million was available for borrowing.

New Facilities’ covenants require Media to maintain ratios based on interest coverage, leverage and fixed charge coverage at prescribed levels. Media has consented to restrict its payment of dividends and management fees, investment transactions with affiliates, ownership changes, the sale of assets and the issuance of additional debt. The New Facilities are guaranteed by Media’s subsidiaries and are collateralized by Media’s assets (except for real estate and vehicles), a pledge of Media’s equity in all subsidiaries and a pledge of the Parent’s stock of Media.

On April 23, 2003, the Company issued $150.0 million of 7.375% Senior Subordinated Notes (“Notes”) at par. The Notes are due in 2013. Interest is payable semi-annually. The $148.3 million net proceeds from issuance were immediately used to pay down the then-existing revolving credit facility. In June 2003, the Company exchanged the notes for Senior Subordinated Exchange Notes (with the same terms and maturity) that were registered with the Securities and Exchange Commission. The fair value of the Notes was $160.5 million as of December 31, 2004.

The Company maintained Old Facilities with a group of banks. The effective interest rate on its revolving credit commitment was 2.43% at December 31, 2003. The interest rate on its Term Loan “A” was 2.03% and the interest rate on its Term Loan “B” was 3.66% at December 31, 2003. Interest was payable quarterly or on the maturity of a LIBOR-based tranche.

Derivative financial instruments are used solely to limit interest rate exposure and are not used for trading purposes. As of December 31, 2004, the Company was party to two swaps with notional values totaling $70 million ($20 million expires in 2005 and $50 million expires in 2007). The Company was also party to a 2.5% interest floor on a $50 million notional value. The Company has not elected hedge accounting for these instruments. As of December 31, 2004 and 2003, the liabilities related to these instruments were recognized at their $0.4 million fair values. Interest expense increased (decreased) by $0.1 million, $(0.3) million and $(0.8) million due to these instruments for the years ended December 31, 2004, 2003 and 2002, respectively.

The non-current portion of long-term debt matures in the following years (in thousands):

2006	$15,246	2009	$38,125
2007	23,168	2010	45,625
2008	30,625	2011 and thereafter	421,075

4.	Income Taxes

The provision for income taxes for the years ended December 31, follows (in thousands):

	2004	2003	2002
Current
Federal	$6,968	$9,729	$7,857
State	(443)	1,309	1,132

Total current	6,525	11,038	8,989

Deferred
Federal	10,912	12,637	7,173
State	4,501	1,695	1,742

Total deferred	15,413	14,332	8,915

Provision for income taxes	$21,938	$25,370	$17,904

Income tax payments made during 2004, 2003, and 2002 were $3.4 million, $9.9 million and $4.2 million, respectively.

The Company is included in its Parent’s consolidated federal income tax return. The Company’s tax provision is computed on a separate return basis. Other consolidated return member losses utilized in the consolidated return may reduce the Company’s tax payments.

Reconciliations of the difference between the U.S. statutory income tax rate and the annual effective book income tax rate follow:

	2004	2003	2002
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	7.3	2.9	5.7
Favorable state income tax audit refund	(2.6)	—	—
Non-deductible charge for Radio Employee Stock Plan	—	—	18.2
Non-deductible amortization and expenses	0.5	0.4	0.9
Other	(1.1)	(0.9)	(5.3)

Effective book income tax rate	39.1%	37.4%	54.5%

On October 23, 2004, a Media subsidiary received a $2.1 million state income tax refund that included approximately $0.6 million of interest on the refund. The refund represents settlement of a state income tax audit for years 1997 through 2000. Due to significant uncertainties concerning the audit’s outcome, no income tax benefit was previously recognized.

During 2004 and 2003, Media made payments to its Parent that reduced its tax sharing account liability by $3.0 million and $4.5 million, respectively.

At December 31, 2004, 2003 and 2002, deferred tax assets and liabilities resulted from the following temporary differences (in thousands):

	2004	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$758	$789	$601
Investments	190	139	433
Self-insured risks	233	198	133
Intangible assets	7,316	3,318	2,605
State net operating loss carryforwards	7,669	6,633	5,581
Pension benefits	529	413	120
Deferred income	1,115	1,757	2,359
Investments in flow-through entities	327	308	—
Liabilities not recognized for tax purposes	2,641	760	383
Tangible assets	—	—	827
Stock option benefits/deferred compensation	4,486	4,110	4,207

Total deferred tax assets before valuation Allowances	25,264	18,425	17,249

Deferred tax liabilities:
Pension benefits	2,474	2,234	2,036
Tangible assets	29,077	22,116	18,792
Intangible assets	63,643	49,456	38,951
Investments in flow-through entities	2,389	2,395	2,032
Deferred income	—	148	—
Other liabilities	20	38	120

Total deferred tax liabilities	97,603	76,387	61,931

Valuation allowances	(7,669)	(6,633)	(5,581)

Net deferred tax liabilities	$80,008	$64,595	$50,263

The Company had approximately $98.1 million and $97.6 million of state net operating loss carryforwards as of December 31, 2004 and 2003, respectively. The loss carryforwards were generated primarily by amortization and bonus depreciation. The Company established a full valuation allowance for the tax effects of these loss carryforwards as utilization is uncertain. No current tax benefits were provided for these state tax losses. The change in the valuation allowance is primarily due to changes in apportionment and restructuring of state taxes.

5.	Intangible Assets and Goodwill

Intangible assets as of December 31, are comprised of the following (in thousands):

	2004	2003
Indefinite-lived, at carrying value:
Federal Communications Commission licenses	$339,974	$306,411
Cable franchise values	130,195	74,299
Goodwill and other	13,958	14,793

Subtotal	484,127	395,503

Finite-lived, at cost:
Cable subscriber lists	45,905	12,152
Favorable leases	3,348	3,348
Exclusive cable rights	1,988	1,988
Other	1,178	1,195

	52,419	18,683
Less accumulated amortization	22,247	11,720

Subtotal	30,172	6,963

	$514,299	$402,466

Changes in the carrying value of goodwill and indefinite-lived intangible assets follow (in thousands):

Radio Federal Communications Commission Licenses:
Balance January, 1 2003	$295,379
Acquisitions	21,032
Contract fee payable	(10,000)

Balance December 31, 2003	306,411
Acquisitions	23,950
Sale of station	(387)
Contract fee payable	10,000

Balance December 31, 2004	$339,974

Cable Franchise Values:
Balance January 1, 2003	72,017
Acquisitions	3,248
Purchase price reallocation	(966)

Balance December 31, 2003	74,299
Acquisitions	55,896

Balance December 31, 2004	$130,195

	Radio	Cable	Other	Total
Goodwill:
Balance January 1, 2003	$6,639	$5,434	$1,898	$13,971
Acquisitions	1,188	147	—	1,335
Purchase price reallocation	(513)	—	—	(513)

Balance December 31, 2003	7,314	5,581	1,898	14,793
Acquisitions	323	55	—	378
Sale of station	(1,181)	—	—	(1,181)
Purchase price reallocation	—	—	(32)	(32)

Balance December 31, 2004	$6,456	$5,636	$1,866	$13,958

Cable subscriber lists are valued and amortized based on independent appraisals. Favorable leases are amortized using the straight-line method over their respective terms. Total amortization for the years ended December 31, 2004, 2003 and 2002 was $10.8 million, $2.5 million and $1.8 million, respectively. These finite-lived intangible assets amortize as follows (in thousands):

2005	$9,100	2008	$3,162
2006	6,402	2009	2,249
2007	4,491	Thereafter	4,768

WHMA-FM was moved from Anniston, Alabama in 2001 to serve the Atlanta, Georgia metropolitan area based upon a FCC Report and Order. The original purchase agreement provided that if a Final Order was received by May 2003, Media would pay the sellers an additional $10 million. Management believed that it was probable that a timely Final Order would be issued and accordingly recorded a contract fee payable for the $10 million in 2002. A Final Order was not issued by the date required. The contract fee payable and the corresponding intangible asset were reversed in September 2003. On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Media for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment granted BCI $10.0 million plus interest at 9% per annum from January 22, 2001 and recovery of attorney’s costs. On February 22, 2005, Media appealed the judgment. The statement of operations for the year ended December 31, 2004 includes $3.6 million interest and $0.1 million other expense related to this judgment. Indefinite-lived intangible assets (FCC licenses) were increased by $10.0 million as of December 31, 2004. The related $10.0 million liability has been classified as other current liabilities as of December 31, 2004.

6.	Investments and Other Assets

Unamortized deferred financing expenses were $4.3 million and $5.4 million at December 31, 2004 and 2003, respectively.

A Media subsidiary is a 50% general partner in Susquehanna Adelphia Business Solutions, a competitive access provider. As of December 31, 2004 and 2003, Media’s investments and other assets included $2.4 million and $2.5 million related to this partnership, respectively. For the years ended December 31, 2004, 2003 and 2002, income (losses) of $0.1 million, $(0.6) million and $(0.6) million, respectively were included in the consolidated statements of operations. On December 19, 2003, Media signed a dissolution agreement that would distribute certain assets and customers to the partners. Media will likely sell its interest to the other partner at approximately book value.

7.	Radio Employee Stock Plan

Radio’s Employee Stock Plan (“Plan”) allows certain key employees to purchase Susquehanna Radio Corp. Class “B” non-voting common stock at a formula value set by the Plan. With each share purchased, participants receive an immediately-vested option to purchase two additional shares at the same price. Total shares and options offered may not exceed 4,000,000 shares. Options expire ten years and one month after grant date. Options awarded may be subject to settlement in cash. Shares are subject to repurchase by Radio, generally at values determined annually by the Plan agreement. Radio has a right of first refusal to purchase outstanding shares and may require a terminated employee to resell outstanding shares at then current value. An employee who dies or becomes disabled, who retires on or after the age of 60 or who terminates employment at or after age 60 may require Radio to repurchase outstanding shares. Participants may require Radio to repurchase shares on a change of control. The Plan’s transaction year is April 1 through March 31. Although Radio may modify, suspend or terminate the Plan at any time, previously offered purchase rights or options are not subject to change.

Plan share value is based on Radio’s value based upon its Parent’s annual independent valuation for ESOP purposes. Share value changes annually on April 1. Changes in Plan share value are recognized on April 1st of each year. The $5.3 million and $2.2 million increases in the value of outstanding Radio Employee Stock Plan shares as of April 1, 2004 and 2003, respectively were recognized as minority interests in the consolidated statement of operations. On April 1, 2002, $17.1 million in compensation expense was recognized for the final step in the revaluation of Plan shares from formula value to fair value.

On December 23, 2004, certain key employees were granted fully-vested options to purchase 54,100 Plan shares at $26.51 per share. Compensation expense of $0.3 million was recognized related to this grant. Unexercised Plan share options as of December 31, 2004 totaled 159,600.

As of December 31, 2004 and 2003, the total value of outstanding Plan shares was approximately $44.8 million and $47.5 million, respectively. The short and long-term expected Plan liability as of December 31, 2004 was included in accrued employee-related costs ($6.5 million) and minority interests ($38.3 million). The liability as of December 31, 2003 was included in accrued employee-related costs ($6.5 million) and minority interests ($41.0 million).

Media redeemed approximately $7.6 million of Radio Employee Stock Plan shares in May 2004 from retirees and employees. Approximately $2.9 million of redeemed shares were exchanged for a note payable over two years. Existing credit facilities were utilized to fund the redemptions.

On November 13, 2003, certain key employees were granted fully-vested options to purchase 81,100 Plan shares at $23.86 per share. Compensation expense of $0.3 million was recognized related to this grant.

Media redeemed approximately $6.6 million of Radio Employee Stock Plan shares in May 2003 from employees. Existing credit facilities were utilized to fund the redemptions.

8.	Cable Performance Share Plan

The Susquehanna Cable Co. Performance Share Plan is a non-qualified deferred compensation plan for certain key employees. Participants are granted performance share rights that may be purchased by deferring compensation. Cable performance shares are accounted for as stock appreciation rights. Participants may require redemption of performance shares on a change of control.

Performance share value is based upon Susquehanna Pfaltzgraff Co.’s annual independent ESOP valuation (“Appraised Value”). Performance share value changes annually on April 1. Changes in performance share value are recognized in the consolidated statement of operations.

Based on the ESOP valuations performed as of December 31, 2003 and 2002, a $1.5 million expense, a $0.4 million expense reduction and a $4.1 million expense were recognized as of April 1, 2004, 2003 and 2002, respectively. The change in performance shares’ value was recognized as general and administrative expenses.

As of December 31, 2004 and 2003, the fair value of outstanding Cable performance shares (included in other liabilities) was $11.1 million and $10.3 million, respectively.

9.	Employee Benefits

Full-time employees participate in an Employee Stock Ownership Plan (ESOP) of the Company’s Parent. ESOP expense of approximately $12.5 million, $12.0 million and $9.1 million, was recognized for the years ended December 31, 2004, 2003 and 2002, respectively.

Coincident with the ESOP’s 1999 creation, the Company made a $116.9 million twenty-year loan to its Parent at a 6% interest rate. Loan proceeds were used to fund ESOP’s purchase of the Parent’s stock. On July 18, 2001, coincident with a second ESOP transaction, the Company made a similar $14.6 million loan at a 6.5% interest rate. Through December 31, 2004, the Parent’s other major subsidiary participated in the ESOP and made substantial contributions to the Parent based on the value of ESOP shares awarded to its employees. Effective January 1, 2005, the other major subsidiary ceased participation in the ESOP. Accordingly, since Media’s future ESOP expense will substantially fund repayment of the Note Receivable from Parent, the Note Receivable from Parent was reclassified from an asset to a component of Stockholders’ Deficit as of December 31, 2004.

Prior to formation of the Parent’s ESOP, most full-time employees were covered by the Parent’s defined benefit pension plan. Service credit ceased when the ESOP was established. The funded status of the Parent’s pension plan at December 31, was as follows (in thousands):

	2004	2003
Benefit obligation, beginning of year	$33,531	$29,318
Interest cost	2,005	1,972
Actuarial losses	1,979	3,646
Benefits paid	(1,289)	(1,405)

Benefit obligation, end of year	36,226	33,531

Fair value of plan assets, beginning of year	36,355	30,098
Actual return on plan assets	3,636	7,662
Benefits paid	(1,289)	(1,405)

Fair value of plan assets, end of year	38,702	36,355

Excess of fair value of plan assets over benefit obligation at end of year	2,476	2,824
Unrecognized net actuarial loss	9,699	8,389
Unrecognized prior service costs	532	576

Prepaid pension cost at December 31,	$12,707	$11,789

The Parent’s pension plan’s net pension costs for the years ended December 31, included the following components (in thousands):

	2004	2003	2002
Service cost	$180	$200	$210
Interest cost	2,005	1,972	1,887
Expected return on plan assets	(3,303)	(3,307)	(3,444)
Amortization of (gain) / loss	156	—	—
Amortization of prior service cost	44	44	44

Net periodic pension cost (income)	$(918)	$(1,091)	$(1,303)

The Company recognized its share of negative pension cost of $0.2 million, $0.3 million, and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in investments and other assets were the Company’s shares of prepaid pension costs totaling $6.2 million and $5.8 million as of December 31, 2004 and 2003, respectively.

The Parent’s funding policy is to make contributions, as required by various regulations, not to exceed the maximum amounts deductible for federal income tax purposes (none in 2004, 2003 and 2002). Plan assets, primarily listed bonds and stocks, are held by independent trustees. The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 5.74% and 6.1% for 2004 and 2003, respectively. The expected long-term rate of return on Plan assets was 8.75% for both 2004 and 2003.

The Parent also sponsors a defined contribution (401k) plan, which covers all full-time employees. The plan matches 75% of the first 2% of salary contributed by a participant. From September 7, 2001 through May 1, 2002, the match was suspended as a cost-savings measure. The Company contributed approximately $1.0 million, $0.9 million, and $0.5 million to this plan for the years ended December 31, 2004, 2003 and 2002, respectively.

10.	Lease Commitments

Rental expense for operating leases was $7.3 million, $6.7 million and $6.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Annual aggregate minimum rental commitments under non-cancelable operating leases are as follows (in thousands):

2005	$5,298	2009	$4,333
2006	5,091	2010-2014	13,903
2007	4,929	2015 and beyond	4,280
2008	4,723

11.	Related Parties

The Company purchases management services, office space and administrative services from related parties, primarily its Parent. For the years ended December 31, general and administrative expenses included (in thousands):

	2004	2003	2002
Management fees	$7,831	$6,711	$6,326
Accounting, internal audit and tax services	1,372	1,255	955
Human resources	1,021	1,028	1,049
Treasury	385	385	366
Occupancy, vehicle rentals and administrative services	266	286	519

	$10,875	$9,665	$9,215

Expenses are allocated based on the Parent’s best estimates of proportional or incremental costs; whichever is more representative of costs on a stand-alone basis. In management’s opinion, expenses shown in the financial statements approximate expenses on a stand-alone basis.

Media purchased approximately 7,800 square feet of office space in a building constructed by a related company for approximately $0.9 million in June 2004. Media purchased approximately 34,000 square feet of office space in the same building for approximately $3.6 million in February 2003. Terms of these purchases were no less favorable than terms for unrelated purchasers of office space in the project. Existing credit facilities were utilized to fund the purchase.

Media’s notes receivable from Parent require level annual repayments of principal and interest through 2018. The notes have a weighted average interest rate of 6.1%. On December 30, 2004 and 2003, the Parent made principal payments of $4.7 million and $4.4 million, respectively.

Media’s preferred stock is held by related parties.

12.	Contingencies and Commitments

KNBR, Inc., a subsidiary of Media, is a limited partner in San Francisco Baseball Associates L.P. On June 7, 2004, Media renewed its broadcast rights to broadcast San Francisco Giants games during the 2005 through 2009 baseball seasons. The contract provides for rights fees ranging from $7.6 million in 2005 to $8.7 million in 2009. Media concurrently invested an additional $1.5 million in the partnership that owns the team. KNBR, Inc. expensed rights payments of $6.0 million, $5.7 million and $5.4 million during the 2004, 2003 and 2002 baseball seasons, respectively.

KCFX-FM holds broadcast rights for the Kansas City Chiefs NFL franchise through the 2006 football season. The contract requires rights payments ranging to $3.2 million for the 2006 football season. During 2004, 2003 and 2002, rights payments totaling $2.9 million, $2.8 million and $2.6 million, respectively were expensed for broadcast rights.

An unrelated cable television Multiple System Operator (MSO) owns a 14.9% interest in Susquehanna Cable Co. and a 17.75% interest in each of Cable’s operating subsidiaries. If the MSO offers to purchase Media’s interest in its cable television operations, Media must either accept or reject the offer within sixty days. If Media rejects the offer, Media must repurchase the MSO’s holdings at the offer price plus a fee equal to 3% of the MSO’s $25.0 million investment, compounded annually from 1993.

Cable pays programming fees monthly under multi-year contracts based on the number of subscribers receiving the programming. Programming costs may increase over a contract’s life. Cable programming costs, included in the statements of operations’ operating and programming expenses, were as follows for the years ended December 31, (in thousands):

2004	2003	2002
$45,681	$35,085	$32,839

13.	Segments

The Company’s business units have separate management and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments: Radio, Cable, and Other. Effective January 1, 2004, Internet access, transport and hosting activities became part of the Cable segment. These business segments are consistent with the Company’s management perspective and its financial reporting structure.

The accounting policies of the segments are described in the significant accounting policies footnote. The Company evaluates performance based on operating income and operating income before depreciation and amortization.

Segment information for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

	Radio	Cable	Other	Consolidated
For the Year Ended December 31, 2004
Operating income (loss)	$64,022	$21,730	$(3,572)	$82,180
Interest expense, net	7,975	13,532	12,717	34,224
Depreciation and amortization	6,605	37,449	435	44,489
Income (loss) before income taxes and minority interests	64,379	2,515	(10,843)	56,051
Identifiable assets	441,206	342,359	7,416	790,981
Capital expenditures	6,584	34,561	888	42,033

For the Year Ended December 31, 2003
Operating income (loss)	$62,599	$30,429	$(511)	$92,517
Interest expense, net	6,909	10,619	13,192	30,720
Depreciation and amortization	6,467	23,931	571	30,969
Income (loss) before income taxes and minority interests	55,521	19,810	(7,409)	67,922
Identifiable assets	417,532	231,258	128,360	777,150
Capital expenditures	6,769	25,347	1,455	33,571

For the Year Ended December 31, 2002
Operating income (loss)	$42,617	$21,082	$(7,431)	$56,268
Interest expense, net	6,272	10,773	12,155	29,200
Radio Employee Stock Plan	17,065	—	—	17,065
Depreciation and amortization	5,745	23,125	600	29,470
Income (loss) before income taxes and minority interests	35,592	10,309	(13,077)	32,824
Identifiable assets	400,912	216,996	128,619	746,527
Capital expenditures	5,710	20,902	1,717	28,329

14. Valuation and Qualifying Accounts

Changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

		Additions
	Balance	Charged
	at	to Costs	Deductions	Balance
	Beginning	and	from	at End
	of Year	Expenses	Reserves	of Year
2004	$1,719	$3,601	$3,498	$1,822
2003	$2,111	$2,835	$3,227	$1,719
2002	$1,970	$3,780	$3,639	$2,111

     Additions charged to costs and expenses are net of recoveries. Deductions from reserves are write-offs of accounts deemed uncollectible.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          Amendment No. 1 to Form 10-Q for the quarter ended September 30, 2004 was filed on March 30, 2005 to restate Media’s financial statements for the quarter ended September 30, 2004, as originally filed on November 12, 2004. The restated financial statements reflected $2.2 million higher cable programming costs for the three and nine months ended September 30, 2004. Our principal executive officer and principal financial officer concluded that the need for restatement represented a material weakness in internal control structure.

     Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met. The maintenance and monitoring of such internal control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.

Item 9B. Other Events.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our by-laws provide that the number of directors shall not be less than three nor more than seven and may be fixed from time to time by resolution of our board of directors. Our board is currently comprised of five directors. All members of our board of directors and officers are elected annually by our sole shareholder and corporate Parent, Susquehanna Pfaltzgraff Co.

     The following table sets forth certain information with respect to our directors and executive officers and other key employees:

Name	Age	Position(s)
William H. Simpson	62	Chairman of the Board of Directors
David E. Kennedy	52	Director and Chief Executive Officer and President
Louis J. Appell, Jr.	80	Director
Craig W. Bremer	56	Secretary and General Counsel
John L. Finlayson	63	Director and Vice President
Nancy A. Vaeth-DuBroff	50	Director and Vice President
Alan L. Brayman	53	Treasurer
James D. Munchel	50	President and Chief Operating Officer of Susquehanna Cable

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

     Effective February 11, 2005, David E. Kennedy was elected Director and Chief Executive Officer of Susquehanna Media. He was Director and Vice President of Susquehanna Media as of December 31, 2004. He was President of Susquehanna Radio since 1993. Mr. Kennedy joined the radio group in 1973 as an on-air personality of its former Toledo, Ohio station. He has held positions in programming, planning and research during his career. Mr. Kennedy is a graduate of the University of Toledo and holds masters and doctoral degrees from Bowling Green State University. He serves as a director of the Radio Advertising Bureau and as a director of the National Association of Broadcasters.

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

     John L. Finlayson is a Director and Vice President of Susquehanna Media and the Chief Financial Officer of Susquehanna Pfaltzgraff, where he has been employed since 1978. He has been a Vice President of Susquehanna Media since 1993. Prior to 1978, Mr. Finlayson was an audit manager with Arthur Andersen & Co. He is a CPA and a graduate of Franklin and Marshall College. Mr. Finlayson is a director of York Water Company.

     Nancy A. Vaeth-DuBroff became Director and Vice President of Susquehanna Media effective February 11, 2005. Ms. Vaeth-DuBroff is President and COO of Radio. Ms. Vaeth-DuBroff has been employed by Radio since 1980. She previously served as a Vice President/Regional Manager of Radio with responsibilities for its Houston, Dallas/Fort Worth and Kansas City operations. Ms. Vaeth-DuBroff is a graduate of Syracuse University.

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

Audit Committee

     We do not have a standing audit committee. However, the audit committee of our corporate parent and sole common shareholder, Susquehanna Pfaltzgraff Co., serves as our audit committee and is designated to oversee our financial reporting process. The audit committee has a written charter wherein it recommends engagement of the principal accountant to the board of directors. The audit committee approves all fees paid to the principal accountant. The principal accountant is permitted to perform only services that are pre-approved by the audit committee. Our corporate parent is a privately-held company and is not required to, but has designated an audit committee financial expert, Robert N. Pokelwaldt.

Code of Conduct

     Media has adopted a Code of Business Conduct and Ethics that applies to our chief executive officer, chief financial officer, controller, and persons performing similar functions as defined in Item 406 of Regulation SK. Media’s Code of Business Conduct and Ethics is posted on its Internet Web site and can be accessed at www.susquehannamedia.com and is available in print to any security holder upon request by writing to Media. Media intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s officers by posting such information on its Internet Web site, www.susquehannamedia.com.

Item 11. Executive Compensation

     We do not compensate directors for services provided in that capacity.

     We have no executive employees. All of our executive officers are also executive officers of Susquehanna Pfaltzgraff Co., our parent company. Susquehanna Pfaltzgraff paid all compensation of our executive officers under a management agreement between Susquehanna Pfaltzgraff and us. Under that agreement, we pay a fee to Susquehanna Pfaltzgraff for executive office space, services of the legal department and management services, including compensation for the services rendered to us by the executive officers of Susquehanna Pfaltzgraff. Under the agreement, we paid a management fee in the amount of $7.8 million in 2004. As executive officers of Susquehanna Pfaltzgraff, our executive officers will continue to render services to Susquehanna Pfaltzgraff and its other subsidiaries in addition to us.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Susquehanna Media Co.

     We have the authority under our charter to issue 1,100,000 shares of common stock, par value $1.00 per share, and 110,000 shares of 7% cumulative preferred voting stock, par value $100.00 per share. As of December 31, 2004, we had outstanding 1,100,000 shares of common stock and 70,499.22 shares of preferred stock. The holders of our preferred stock are entitled to an annual cumulative preferential dividend of $7.00 per share. After payment of the preferred stock dividend, holders of our preferred stock do not participate in dividends on our common stock. In the event of a liquidation of our company, our preferred stockholders are entitled to a $100.00 liquidation preference and any accrued and unpaid preferred stock dividends. Thereafter, only common stockholders are entitled to distributions. Our preferred stock is not convertible into our common stock. The holders of our preferred stock and common stock vote together as one class on all matters voted upon by our stockholders. Both classes receive one vote per share.

     All of the outstanding common stock of Susquehanna Media is owned by our parent, Susquehanna Pfaltzgraff Co. (“Susquehanna Pfaltzgraff”). All of our preferred stock is owned by related parties. The following table sets forth certain information regarding the beneficial ownership of our preferred stock as of December 31, 2004 by:

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

	Shares Beneficially Owned
Name Of Beneficial Owner	Number	Percent
Directors and Executive Officers
Louis J. Appell, Jr. (1)	5,095.98	7.2%
Craig W. Bremer	—	—
William H. Simpson	—	—
John L. Finlayson	—	—
Alan L. Brayman	—	—
David E. Kennedy	—	—
Nancy A. Vaeth-DuBroff	—	—
All directors and executive
officers as a group (8 persons)	5,095.98	7.2%
Other 5% Holders
Louis J. Appell, III (2)	7,513.71	10.7%
Helen F. Appell, II (3)	7,513.71	10.7%
Barbara F. Appell (4)	7,513.71	10.7%
Walter M. Norton (5)	32,085.41	45.5%

(1)	Shares held by Louis J. Appell, Jr. and Josephine S. Appell, as trustees of the Louis J. Appell, Jr. revocable trust. Address is 140 East Market Street, York, PA 17401.

(2)	Address is 4141 Cowell Boulevard, Apartment 19, Davis, CA 95616.

(3)	Address is 147 Stewart Drive, Tiburon, CA 94920.

(4)	Address is 306 West Princess Street, York, PA 17404.

(5)	Of these shares, (a) 8,324.26 are held jointly with Helen A. Norton; (b) 5,109.81 are held individually; (c) 277.48 are held by Helen A. and Walter M. Norton as trustees of the Helen A. Norton revocable trust; and (d) 18,373.86 are held in trust by Walter M. Norton. Address is 126 Skassen Lane, Harpswell, ME 04079.

Susquehanna Pfaltzgraff

     Susquehanna Pfaltzgraff Co. (Susquehanna Pfaltzgraff) has the authority under its charter to issue 40,000,000 shares of common stock, par value $.01 per share, 50,000,000 shares of ESOP common stock, par value $.01 per share, and 10,000,000 shares of Class A nonvoting common stock, par value $.01 per share. At December 31, 2004, we had outstanding 18,241,800 shares of common stock, 6,702,971 shares of ESOP common stock and 2,294,557 shares of Class A nonvoting common stock. The holders of the ESOP common stock are entitled to an annual cumulative preferential dividend of approximately $1.05 per share through 2008. After payment of the ESOP common stock dividend, the ESOP common stock, the common stock and the Class A nonvoting common stock share equally and ratably on a share for share basis in dividends. In the event of a liquidation of Susquehanna Pfaltzgraff, the holders of ESOP common stock are entitled to the payment of all accrued and unpaid dividends before any distributions to holders of common stock or Class A common stock. Thereafter, all three classes of stock share in distributions on a pro rata basis. Except as required by law, the holders of Class A nonvoting common stock have no voting rights. Each share of common stock and ESOP common stock is entitled to one vote on all matters submitted to a vote of stockholders.

     The following table sets forth certain information regarding the beneficial ownership of Susquehanna Pfaltzgraff’s common stock, ESOP common stock and Class A nonvoting common stock as of December 31, 2004 by:

•	each of our directors and executive officers;

•	all of our directors and executive officers as a group; and

•	each person (or group of affiliated persons) known by us to beneficially own more than 5% of our outstanding common stock.

     Unless otherwise indicated, each person has sole voting and investment power with respect to the shares shown as beneficially owned by such person.

		Percentage	Number of	Percentage	Number of
	Number of	of	ESOP	of ESOP	Class A	Percentage
	Common	Common	Common	Common	Common	Of Class A
	Shares	Shares	Shares	Shares	Shares	Common Shares	Total
Name of Beneficial	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Voting
Owner	Owned	Owned	Owned	Owned	Owned	Owned	Power (4)
Directors and Executive Officers
Louis J. Appell, Jr. (1)	—	—	83	—	1,252,900	54.6%	—
William H. Simpson (1)	—	—	3,514	—	419,747	18.3%	—
John L. Finlayson (1)	—	—	3,744	—	311,485	13.6%	—
Craig W. Bremer (1)	—	—	3,700	—	—	—	—
Alan L. Brayman (1)	—	—	3,459	—	—	—	—
David E. Kennedy (1)	—	—	4,167	—	—	—	—
Nancy A. Vaeth-DuBroff (1)	—	—	4,167	—	—	—	—
Officers and directors as a group (7 persons)	—	—	22,834	—	1,984,132	86.5%	—
Other 5% Holders
Louis J. Appell Trusts (2)	16,824,300	92.2%	—	—	—	—	67.4%
Susquehanna Pfaltzgraff ESOP (3)	—	—	4,948,041	73.80%	—	—	26.9%

(1)	All addresses are 140 East Market Street, York, PA 17401.

(2)	Includes shares held as follows: (a) Louis J. Appell Residuary Trust for the benefit of Louis J. Appell, Jr. (5,861,800 shares); (b) Louis J. Appell Residuary Trust for the benefit of Helen A. Norton (5,922,793 shares); and (c) Louis J. Appell Residuary Trust for the benefit of George N. Appell and his descendants (4,993,600 shares). Addresses for each trust are 140 East Market Street, York, PA 17401.

(3)	Held of record by State Street Bank and Trust Co., as trustee of the Susquehanna Pfaltzgraff Co. Employee Stock Ownership Plan. Address is P.O. Box 1521, Boston, MA 02104-9818.

(4)	Except in limited circumstances, the ESOP trustee votes all allocated ESOP shares held in trust. Therefore, voting power reflects the voting of all allocated and unallocated trust shares.

Item 13. Certain Relationships and Related Transactions

Related Party Transactions

     Susquehanna Pfaltzgraff, our parent company, provides us with management services, executive office space and services of the legal department. Under an agreement between Susquehanna Pfaltzgraff and us, we paid a management fee for such services in 2004 and 2003 in the amount of $7.8 million and $6.7 million, respectively. Susquehanna Pfaltzgraff also provides us, at cost, accounting and tax services, human resources services, treasury services and administrative services. For such services in 2004 and 2003, we paid Susquehanna Pfaltzgraff an aggregate of $3.1 million and $2.9 million, respectively. Expenses are allocated based on the parent’s best estimates of proportional or incremental cost, whichever is deemed more representative of cost on a stand-alone basis.

     We purchased approximately 34,000 square feet of office space in a building constructed by a related company at a total cost of approximately $3.6 million in February 2003. We purchased an additional 7,800 square feet in the same building for $0.9 million in June 2004. Terms of the purchases were no less favorable than terms for unrelated purchasers in the same project.

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

     In 1999, we loaned $116.9 million to Susquehanna Pfaltzgraff, which it then loaned to its newly formed employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase approximately $116.9 million of Susquehanna Pfaltzgraff Co.’s common stock from trusts for the benefit of Mr. Appell, his siblings and certain members of their families. On July 18, 2001, we loaned $14.6 million to Susquehanna Pfaltzgraff, which it then loaned to its employee stock ownership plan. The employee stock ownership plan used the proceeds of the loan to purchase a similar amount of Susquehanna Pfaltzgraff stock from members of the Appell families. Our employees participate in the employee stock ownership plan. The loans to Susquehanna Pfaltzgraff Co. mature on December 30, 2018 and bear interest at a per annum rate of 6.0% on the original loan and 6.5% on the 2001 loan. We expect the loan to be repaid in annual installments of principal and interest. Related interest income recognized was $6.9 million, $7.2 million and $6.9 million in 2003, 2002 and 2001, respectively.

     We have 70,499.22 shares of voting preferred stock, $100 par value per share outstanding. The holders of the preferred stock are entitled to a cumulative annual dividend of 7.0%. The total amount of dividends paid on the preferred stock in 2003 was $0.5 million. The preferred stock is held by certain members of Mr. Appell’s family, trusts of which such persons are trustees or beneficiaries and a former officer. The holders of the preferred stock have no right to require us to redeem their preferred stock.

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

Item 14. Principal Accounting Fees and Services

     Audit Fees. The aggregate fees billed by our principal accountant, KPMG LLP, for professional services rendered for the audit of Media’s annual financial statements, review of financial statements included in Form 10-Q or services provided in connection with statutory and regulatory filings for the years ended December 31, 2004 and 2003 were $350,000 and $222,500, respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

     a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements Filed:

               Please refer to Item 6 — Selected Annual and Quarterly Financial Data and Item 8 — Consolidated Financial Statements and Supplementary Data.

     3. Exhibits Filed:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated July 10, 2003, between RCN Telecom Services, Inc. and Susquehanna Cable Co. (incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 30, 2005, file No. 333-80523)

3.1	Certificate of Incorporation of Susquehanna Media Co., as amended (incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

3.2	By-laws of Susquehanna Media Co. (incorporated herein by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

4.1	Indenture for the 7.375% Senior Subordinated Notes due 2013, dated as of April 23, 2003, between Susquehanna Media Co. and J. P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-4, file No. 333-104963)

4.2	Form of Exchange Global Note for 7.375% Senior Subordinated Note due 2013 (incorporated herein by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4, file No. 333-104963)

4.3	Form of Exchange Certificated note for 7.375% Senior Subordinated Note due 2013 (incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-4, file No. 333-104963)

10.2	Agreement dated November 6, 1992, by and among Lenfest Communications, Inc., Susquehanna Cable Co. and certain subsidiaries of Susquehanna Cable Co., as amended (incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

10.3	Management Agreement dated May 24, 1993 by and between Susquehanna Pfaltzgraff Co. and Susquehanna Media Co. (incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4, file No. 333-80523)

10.4	$600 million syndicated credit facility arranged by Wachovia Capital Markets LLC (incorporated herein by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 30, 2005, file No. 333-80523)

12	Computation of ratios of earnings to fixed charges

21	Subsidiaries of Susquehanna Media Co. (incorporated herein by reference from Exhibit to the Company’s Registration Statement on Form S-4, file No. 333-80523)

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Supplementary Information to be Furnished With Reports filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

     No annual report or proxy materials have been sent to security holders during the fiscal year ended December 31, 2004. No annual report or proxy materials will be sent to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA MEDIA CO.

Date: March 31, 2005	/s/David E. Kennedy

	By:	David E. Kennedy
Chief Executive Officer and
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William H. Simpson William H. Simpson	Chairman of the Board of Directors	March 31, 2005

/s/ Louis J. Appell, Jr. Louis J. Appell, Jr.	Director	March 31, 2005

/s/ David E. Kennedy David E. Kennedy	Director, Chief Executive Officer and President	March 31, 2005

/s/ Nancy A. Vaeth-Dubroff Nancy A. Vaeth-Dubroff	Director, Vice President	March 31, 2005

/s/ John L. Finlayson John L. Finlayson	Director, Vice President (and principal financial and accounting officer)	March 31, 2005