Form 10-Q
period 2005-03-31
SUSQUEHANNA MEDIA CO
filed 2005-05-16
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

YES ☐ NO ☑

As of May 13, 2005, there were 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which was owned by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

SUSQUEHANNA MEDIA CO.
FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005	December 31,
	(Unaudited)	2004
ASSETS
Current Assets
Accounts receivable, less allowance for doubtful accounts of $1,912 in 2005 and $1,822 in 2004	$42,880	$50,332
Other current assets	9,781	7,278

Total Current Assets	52,661	57,610

Property, Plant and Equipment, at cost
Land	6,285	6,233
Buildings and improvements	26,736	26,722
Equipment	339,311	334,471
Construction-in-progress	17,291	14,872

	389,623	382,298
Accumulated depreciation and amortization	191,593	182,549

Property, Plant and Equipment, net	198,030	199,749

Intangible Assets and Goodwill, net	512,035	514,299

Investments and Other Assets	20,022	19,323

	$782,748	$790,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdrafts	$952	$1,428
Current portion of long-term debt	3,510	3,368
Accounts payable	11,482	13,181
Accrued employee-related costs	15,463	12,812
Accrued income taxes	7,912	11,781
Deferred income taxes	4,969	5,114
Accrued interest	9,800	7,564
Accrued franchise and licensing fees	1,495	2,864
Deferred income	2,902	3,943
Judgment payable	10,105	10,105
Other current liabilities	10,028	8,206

Total Current Liabilities	78,618	80,366

Long-term Debt	567,702	573,864

Other Liabilities	13,796	13,964

Deferred Income Taxes	76,067	74,894

Minority Interests	64,250	68,499

Stockholders’ Deficit
Preferred stock – Voting, 7% cumulative with $100 par value, authorized 110,000 shares	7,050	7,050
Common stock – Voting, $1 par value, 1,100,000 shares authorized	1,100	1,100
Retained earnings	80,701	76,212
Receivable from Parent	(106,536)	(104,968)

Total Stockholders’ Deficit	(17,685)	(20,606)

	$782,748	$790,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

`SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS
(Dollars in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Revenues
Radio	$48,458	$46,679
Cable	47,732	39,111
Other	1,117	1,071

Total revenues	97,307	86,861

Operating Expenses
Operating and programming	40,900	34,588
Selling	10,500	9,691
General and administrative	20,398	19,678
Depreciation and amortization	11,519	8,966

Total operating expenses	83,317	72,923

Operating Income	13,990	13,938

Other Income (Expense)
Interest expense	(6,976)	(8,843)
Interest income on receivable from Parent	1,568	1,656
Gain on sale of WABZ-FM	300	—
Other	95	63

Income Before Income Taxes and Minority Interests	8,977	6,814

Provision for Income Taxes	3,452	2,573

Income Before Minority Interests	5,525	4,241

Minority Interests	(913)	(750)

Net Income	4,612	3,491

Preferred Dividends Declared	(123)	(123)

Net Income Available for Common Shares	$4,489	$3,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$4,612	$3,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,519	8,966
Deferred income taxes	1,028	632
Minority interests	913	750
Gain on sale of WABZ-FM	(300)	—
Equity in losses (earnings) of investees	(40)	36
Deferred financing amortization	189	755

Changes in assets and liabilities:
Decrease in accounts receivable, net	7,452	9,820
Increase in other current assets	(2,503)	(2,983)
Increase in interest receivable from Parent	(1,568)	(1,674)
Decrease in accounts payable	(1,699)	(973)
Increase in accrued interest	2,236	6,161
Increase (decrease) in accrued income taxes	(3,869)	1,639
Increase (decrease) in other accrued expenses	2,063	(220)
Decrease in other liabilities	(168)	(203)

Net cash provided by operating activities	19,865	26,197

Cash Flows from Investing Activities
Purchase of property, plant and equipment, net	(7,536)	(5,345)
Acquisitions	—	(109,696)
Additional proceeds from sale of WABZ-FM	300	—
Increase in investments, other assets and intangible assets	(858)	(267)

Net cash used by investing activities	(8,094)	(115,308)

Cash Flows from Financing Activities
Increase (decrease) in revolving credit facility	(6,500)	12,800
New term loan borrowings	—	250,000
Repayment of loans	(1,455)	(174,251)
Increase (decrease) in cash overdrafts	(476)	179
Payment of preferred dividends	(123)	(123)
Non-voting subsidiary common stock transactions	(3,217)	(19)

Net cash provided by (used by) financing activities	(11,771)	88,586

Net Decrease in Cash and Cash Equivalents	—	(525)

Cash and Cash Equivalents, beginning	—	525

Cash and Cash Equivalents, ending	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed consolidated interim financial statements included herein have been prepared, without audit, by Susquehanna Media Co. (the “Company” or “Media”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted; however, Media believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in Media’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

     The condensed consolidated financial statements (the “financial statements”) include the accounts of Media and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004, and its cash flows for the three months ended March 31, 2005 and 2004.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for the full year or future periods.

2. Recent Developments

Litigation

     On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Media for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment granted BCI $10.0 million plus interest at 9% per annum from January 22, 2001 and recovery of attorney’s costs. On February 22, 2005, Media appealed the judgment. The statement of operations for the three months ended March 31, 2005 includes $0.2 million interest related to this judgment. Indefinite-lived intangible assets (FCC licenses) were increased by $10.0 million as of December 31, 2004. The related $10.1 million liability has been included in current liabilities as of March 31, 2005.

Potential Sale of Media

     Susquehanna Pfaltzgraff Co., Media’s Parent, has decided to explore a potential sale of Media’s principal businesses. Susquehanna Pfaltzgraff has retained UBS Securities LLC to serve as its exclusive financial advisor in connection with the potential sales of Media’s businesses. Media will continue to operate its Radio and Cable businesses in normal course until any potential sale transaction is completed.

Radio Employee Stock Plan and Cable Performance Share Plan

     Media redeemed approximately $5.2 million of Radio Employee Stock Plan (“Plan”) shares during the first quarter of 2005. Approximately $1.9 million of shares were exchanged for a note payable over two years. Existing credit facilities were utilized to fund the redemptions . Changes in share value are recognized on April 1st of each year. Based on the results of the December 31, 2004 valuation, no additional minority interests related to the Plan will be recognized on April 1, 2005.

     Based on the Parent’s ESOP valuation performed as of December 31, 2004, a $1.1 million charge will be recognized as of April 1, 2005 for the increase in value of Cable Performance shares. The change in performance shares’ value will be recognized as general and administrative expenses.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FIN 46R, a revision to FIN 46, that delayed implementation of FIN 46 for entities other than Special Purpose Entities. Media adopted FIN 46R effective January 1, 2005 without material impact.

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

     In December 2004, FASB issued SFAS No. 123R “Share-Based Payment” (SFAS 123R”) replacing SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Under SFAS 123R, Media is a non-public company. SFAS 123R requires Media to recognize the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of those equity instruments. Grant date fair value may not be measured using minimum value, but must include the effect of expected volatility based on an appropriate historical industry sector index. SFAS 123R is effective for Media as of January 1, 2006. Since Media previously adopted SFAS 123, and all outstanding options are fully vested, no transition provisions apply unless those options are modified, repurchased or cancelled after SFAS 123R’s effective date. Media has not yet determined the effect of adopting SFAS 123R.

3. Segment Information

     The Company’s business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments; Radio, Cable and Other. The business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Accounting policies, as described in the Company’s most recent audited financial statements, are applied consistently across all segments.

     Segment information follows (in thousands):

	Radio	Cable	Other	Total
For the Three Months Ended March 31, 2005

Operating income (loss)	$9,382	$5,813	$(1,205)	$13,990
Interest expense, net	1,013	3,585	2,378	6,976
Depreciation and amortization	1,605	9,750	164	11,519
Income (loss) before income taxes	8,725	2,228	(1,976)	8,977
Identifiable assets	436,458	339,156	7,134	782,748
Capital expenditures	492	7,013	31	7,536

For the Three Months Ended March 31, 2004

Operating income (loss)	$8,503	$6,344	$(909)	$13,938
Interest expense, net	1,719	3,612	3,512	8,843
Depreciation and amortization	1,665	7,212	89	8,966
Income (loss) before income taxes	6,883	2,732	(2,801)	6,814
Identifiable assets (1)	407,846	342,052	126,981	876,879
Capital expenditures	661	4,545	139	5,345

(1)	Receivable from Parent of $111.3 million was classified as an asset as of March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     Some of the statements in this Form 10-Q, as well as statements made by us in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business that may prove to be incorrect. These forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should specifically consider the various factors identified in this report and in any other documents filed by us with the SEC that could cause actual results to differ materially from our forward-looking statements. All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•	general economic and business conditions, both nationally and in our markets;

•	interest rate movements;

•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;

•	expectations and estimates concerning future financial performance;

•	the amount and timing of payments required under the Radio Employee Stock Plan and the Cable Performance Share Plan;

•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

•	our ability to successfully enter new lines of business, from time to time, such as telephony;

•	financing plans and access to adequate capital on favorable terms;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•	the impact of competition from other radio stations, media forms, communication service providers and telephony service providers;

•	changes in accounting principles generally accepted in the United States and SEC rules and regulations;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

•	the possible non-renewal of cable franchises;

•	increases in programming costs;

•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	advances in technology and our ability to adapt to and capitalize on such advances;

•	decreases in our customers’ advertising and entertainment expenditures;

•	the impact of the sale of one or more of our principal businesses by our Parent; and

•	other factors over which we may have little or no control.

     All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. Any forward-looking statement speaks only as of the date it was made, and except for our ongoing obligations to disclose material information as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-Q might not transpire. You should also read carefully the factors described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2004.

Overview

     Media is a diversified communications company with operations in radio broadcasting and cable television. We are the largest privately-owned radio broadcaster and the 12th largest radio broadcaster overall in the United States of America based on 2003 revenues. We are also the 17th largest cable television multiple system operator in the United States of America based on subscribers as of December 31, 2004.

     For the three months ended March 31, 2005, 50% of Media’s revenues were from Radio and 49% were from Cable.

     Media’s outstanding common stock is owned by its corporate parent, Susquehanna Pfaltzgraff Co. In April 2005, Susquehanna Pfaltzgraff Co. announced that it was exploring a potential sale of Media’s Radio and Cable businesses.

     The Radio business focuses on acquiring, operating and developing radio stations in the United States’ 40 largest markets. Our Radio stations offer programming over a broad range of formats. Revenues are generated by broadcasting local advertising, national advertising and client events on our stations.

     The Cable business provides a broad range of cable television, high-speed Internet access (and telephony services in New York) to geographically clustered subscribers in small to medium-sized communities. Our Cable operations focus on providing subscribers with high-quality service offerings, superior customer service and attractive programming choices at reasonable rates. Cable’s revenues are generated by providing basic and expanded basic cable television service, digital cable services, premium services, pay-per-view services, high-speed Internet access and in certain areas, telephony services.

     Media’s operations for the three months ended March 31, 2005 included the following notable items:

•	Revenues increased $10.4 million or 12% from first quarter 2004 largely due to Cable’s 2004 Carmel acquisition.

•	Cable’s Carmel operation ceased using all RCN transition services including telephone-based customer service, network monitoring, billing (voice, video and data), telephony switching and Internet backbone.

•	The Rankin County cable plant rebuild progressed during the quarter. The rebuild is scheduled to be completed by July 2005.

•	On January 26, 2005, the United States District Court for the Northern District of Georgia granted a summary judgment against Media. The summary judgment granted BCI the sum of $10.0 million with interest at the rate of 9% per annum from January 22, 2001 and also allowed BCI’s recovery of attorneys’ fees and costs. On February 22, 2005, Media appealed the summary judgment.

Results of Operations

     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three months ended March 31, 2005 and 2004 (in millions):

	Three months ended March 31, 2005
	Radio		Cable		Other		Total
Revenues	$48.5	100.0%	$47.7	100.0%	$1.1	100.0%	$97.3	100.0%

Operating expenses:
Operating and programming	16.3	33.6%	23.6	49.5%	1.0	90.9%	40.9	42.0%
Selling	8.6	17.7%	1.7	3.5%	0.2	18.2%	10.5	10.8%
General and administrative	12.6	26.0%	6.9	14.5%	0.9	81.8%	20.4	21.0%
Depreciation and amortization	1.6	3.3%	9.7	20.3%	0.2	18.2%	11.5	11.8%

Total operating expenses	39.1	80.6%	41.9	87.8%	2.3	209.1%	83.3	85.6%

Operating income (loss)	$9.4	19.4%	$5.8	12.2%	$(1.2)	(109.1)%	14.0	14.4%

Other income (expense)
Interest expense							(7.0)	(7.2)%
Interest income on loan to Parent							1.6	1.6%
Other							0.4	0.4%
Provision for income taxes							(3.5)	(3.6)%
Minority interests							(0.9)	(0.9)%

Net income							$4.6	4.7%

	Three months ended March 31, 2004
	Radio		Cable		Other		Total
Revenues	$46.7	100.0%	$39.1	100.0%	$1.1	100.0%	$86.9	100.0%

Operating expenses:
Operating and programming	15.6	33.4%	18.3	46.8%	0.7	63.6%	34.6	39.8%
Selling	8.2	17.6%	1.4	3.6%	0.2	18.2%	9.8	11.3%
General and administrative	12.8	27.4%	5.9	15.1%	0.9	81.8%	19.6	22.6%
Depreciation and amortization	1.6	3.4%	7.2	18.4%	0.1	9.1%	8.9	10.2%

Total operating expenses	38.2	81.8%	32.8	83.9%	1.9	172.7%	72.9	83.9%

Operating income (loss)	$8.5	18.2%	$6.3	16.1%	$(0.8)	(72.7)%	14.0	16.1%

Other income (expense)
Interest expense							(8.8)	(10.1)%
Interest income on loan to Parent							1.6	1.8%
Provision for income taxes							(2.6)	(3.0)%
Minority interests							(0.7)	(0.8)%

Net income							$3.5	4.0%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004 Consolidated

     Revenues. Consolidated revenues increased $10.4 million or 12% from 2004 to 2005. Radio and Cable revenues were 50% and 49% of consolidated revenues, respectively. Revenue growth was due primarily to Cable’s 2004 Carmel acquisition.

     Operating and programming expenses. Operating and programming expenses increased $6.3 million or 18% from 2004 to 2005. Approximately 84% of the consolidated increase in operating and programming expense was attributable to the Cable segment which acquired Carmel in 2004.

     General and administrative expenses. General and administrative expenses increased $0.8 million or 4% from 2004 to 2005. Radio and Cable general and administrative expenses were 62% and 34% of consolidated general and administrative expenses, respectively.

     Operating income. Operating income was unchanged from 2004 to 2005. The increase in revenue was offset by increases in Cable’s operating and programming expenses and in depreciation and amortization related to the Carmel acquisition.

     Net income. Net income increased $1.1 million or 31% from 2004 to 2005. The increase in net income was attributable to lowered interest expense. The effective rate for income taxes did not change significantly between 2005 and 2004.

     Depreciation and amortization. Depreciation and amortization increased $2.6 million or 29% from 2004 to 2005. Cable’s Carmel acquisition and completed cable plant rebuilds were responsible for the increase.

     Interest expense. Interest expense decreased $1.8 million or 20% from 2004 to 2005. Calling the 8.5% Senior Subordinated Notes (“Notes”) in May 2004 reduced Media’s effective average interest rate. The call increased borrowings under Media’s credit facility and replaced fixed rate debt with cheaper variable rate debt. Media’s total debt as of March 31, 2005 was $33.0 million less than as of March 31, 2004.

Radio

     Revenues. Radio revenues increased $1.8 million or 4% from 2004 to 2005 primarily from growth in the San Francisco and Atlanta markets.

     Operating and programming expenses. Operating and programming expenses increased ratably with revenues.

     General and administrative expenses. Radio general and administrative expenses declined slightly resulting in a decrease in the percentage of general and administrative expense to sales.

     Operating income. Operating income increased $0.9 million or 11% from 2004 to 2005 due to higher revenues.

Cable

     Revenues. Cable revenues increased $8.6 million or 22% from 2004 to 2005. On a same systems basis (without Carmel, New York revenues), revenues increased $1.8 million or 5% from 2004 to 2005. The growth of high-speed Internet access subscribers and basic/expanded basic service rate increases were responsible for the improvement in revenues.

     Operating and programming expenses. Cable’s operating and programming expenses increased $5.3 million or 29% from 2004 to 2005. On a same system basis, operating and programming expense increased $1.0 million or 6%. Approximately 47% of the increase in operating and programming costs relates to increased costs for programming. Rate increases imposed by program owners and the launch of new services both contributed to higher costs. Direct costs associated with delivery of high-speed Internet access decreased slightly on a same systems basis. Efficiencies were gained from merging the BlazeNet ISP business unit into the Cable operation. The remaining operating expenses moved ratably with revenues.

     Selling expenses. Cable selling expenses increased $0.3 million or 21% from 2004 to 2005. On a same systems basis selling expenses increased $0.1 million or 11%. The increase in selling expenses reflects additional marketing spending in response to competitive pressures.

     General and administrative expenses. Cable general and administrative expenses increased $1.0 million or 17% from 2004 to 2005. On a same systems basis, general and administrative expenses decreased $0.1 million or 2% from 2004. Integration of our York, Pennsylvania system into the centralized call center resulted in decreased costs. Remaining systems are scheduled to be served by the centralized call center by October 2005. The Carmel operation ceased using all RCN transition services as of March 31, 2005. Total RCN transition services expense was $0.7 million for the three months ended March 31, 2005 compared to $0.4 million incurred in the period from March 9, 2004 through March 31, 2004.

     Depreciation and amortization. Depreciation and amortization increased $2.5 million from 2004 to 2005 due to the Carmel acquisition. On a same systems basis, depreciation and amortization increased $0.5 million or 8%, due to the Rankin County, Mississippi cable plant rebuild.

     Operating income. Cable operating income decreased $0.5 million or 8% from 2004 to 2005. On a same systems basis, Cable operating income increased $0.3 million or 4% from 2004 to 2005. The decrease in operating income was attributable to the Carmel system (operating loss of $2.1 million in first quarter 2005 compared to an operating loss of $1.3 million for the period from March 9 through March 31, 2004).

Liquidity and Capital Resources

     The Company’s primary sources of liquidity are cash flow from operations, borrowings under its senior credit facilities and other borrowings. The Company’s future needs for liquidity arise primarily from capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of common stock, and interest payable on outstanding indebtedness. From time to time, as market conditions permit, Media may also access the capital markets with debt or equity financing.

     Net cash provided by operating activities was $19.9 million for the three months ended March 31, 2005. The Company’s net cash provided by operating activities was generated by normal operations.

     Net cash used by investing activities was $8.1 million for the three months ended March 31, 2005. Capital expenditures, excluding acquisitions, were $7.5 million and $5.3 million for the three months ended March 31, 2005 and 2004, respectively. Capital expenditures were primarily used to upgrade and maintain our cable systems. The Company expects to make capital expenditures of $30.5 million during the remainder of 2005, primarily for cable systems upgrades. Media expects to utilize its senior credit facilities and operating cash flow to fund these cable systems upgrades.

     Net cash used by financing activities was $11.8 million for the three months ended March 31, 2005. The revolving credit loan had $182.3 million available as of March 31, 2005. Term A and Term B Loans were fully utilized as of March 31, 2005. Media repaid $6.5 million of revolving credit borrowings during the three months ended March 31, 2005.

     The following tables reflect our contractual cash obligations as of March 31, 2005 in the respective periods in which they are due (in thousands).

	Total
Contractual Cash	Amounts
Obligations	Committed	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$571,212	$1,903	$16,218	$24,141	$30,625	$38,125	$460,200
Broadcast rights	44,217	8,117	11,200	8,000	8,250	8,650	—
Operating leases	42,622	5,309	5,117	4,953	4,726	4,333	18,184

Total	$658,051	$15,329	$32,535	$37,094	$43,601	$51,108	$478,384

     Media was in compliance with its loan covenants, as each is defined under the credit facilities, as of March 31, 2005. A summary of the most restrictive covenants follows:

Covenant Test	Actual Value
Fixed charge coverage ratio must be at least 1.10	1.51
Maximum consolidated leverage ratio may not exceed 6.50	4.04
Interest coverage ratio must be at least 2.00	4.84

     Media believes funds generated from operations and funds available from our existing credit facilities will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Unless otherwise disclosed in this Form 10-Q, Media has no current commitments or agreements with respect to any material acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that through March 31, 2005, there have been no material developments affecting market risk since the filing of Media’s December 31, 2004 Annual Report on Form 10-K filed with the SEC. Media’s average effective interest rate on variable rate debt was approximately 4.8% as of March 31, 2005.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     On March 30, 2005, Media filed Amendment No. 1 to Form 10-Q for the quarter ended September 30, 2004 that restated certain costs for cable programming acquired through another cable operator. A review of all cable programming contracts and arrangements was performed. On a prospective basis, significant changes in cable programming arrangements will be reviewed with the Disclosure Committee as an additional quarterly disclosure control procedure.

     Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005, except as noted above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met and that the maintenance and monitoring of such control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Susquehanna Radio Corp., a Media subsidiary, for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. The suit was filed in Federal District Court for the Northern District of Georgia. The station was originally licensed to Anniston, Alabama then subsequently moved to serve the Atlanta, Georgia metropolitan area. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment grants BCI the sum of $10.0 million with interest at the rate of 9% per annum from January 22, 2001 and also allows BCI’s recovery of attorneys’ fees and costs. On February 22, 2005, Media appealed the judgment.

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

May 13, 2005	SUSQUEHANNA MEDIA CO.

	By:	/s/ John L. Finlayson

John L. Finlayson
Vice President and Chief
Financial Officer