Form 10-Q
period 2005-06-30
SUSQUEHANNA MEDIA CO
filed 2005-08-17
CIK 1088146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES ☐ NO ☑
As of August 16, 2005, the Registrant had 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which was owned by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$906	$—
Accounts receivable, less allowance for doubtful accounts of $2,079 in 2005 and $1,822 in 2004	52,371	50,332
Other current assets	6,193	7,278

Total Current Assets	59,470	57,610

Property, Plant and Equipment, at cost
Land	6,415	6,233
Buildings and improvements	27,288	26,722
Equipment	345,761	334,471
Construction-in-progress	13,554	14,872

	393,018	382,298
Accumulated depreciation and amortization	197,337	182,549

Property, Plant and Equipment, net	195,681	199,749

Intangible Assets and Goodwill, net	508,002	514,299

Investments and Other Assets	23,542	19,323

	$786,695	$790,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdrafts	$—	$1,428
Current portion of long-term debt	8,716	3,368
Accounts payable	9,899	13,181
Accrued employee-related costs	13,358	12,812
Accrued income taxes	3,760	11,781
Deferred income taxes	5,336	5,114
Accrued interest	7,773	7,564
Accrued franchise and licensing fees	2,290	2,864
Deferred income	3,804	3,943
Judgment payable	10,134	10,105
Other current liabilities	9,592	8,206

Total Current Liabilities	74,662	80,366

Long-term Debt	568,261	573,864

Other Liabilities	14,913	13,964

Deferred Income Taxes	77,703	74,894

Minority Interests	61,156	68,499

Stockholders’ Deficit
Preferred stock — Voting, 7% cumulative, $100 par value, authorized 110,000 shares	7,050	7,050
Common stock — Voting, $1 par value, authorized 1,100,000 shares	1,100	1,100
Retained earnings	89,971	76,212
Receivable from Parent	(108,121)	(104,968)

Total Stockholders’ Deficit	(10,000)	(20,606)

	$786,695	$790,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues
Radio	$62,207	$64,233	$110,665	$110,912
Cable	48,807	46,590	96,539	85,701
Other	771	496	1,888	1,567

Total revenues	111,785	111,319	209,092	198,180

Operating Expenses
Operating and programming	46,034	42,865	86,934	77,453
Selling	12,053	11,264	22,553	20,955
General and administrative	22,109	21,585	42,507	41,263
Impairment loss	2,131	—	2,131	—
Depreciation and amortization	11,153	11,220	22,672	20,186

Total operating expenses	93,480	86,934	176,797	159,857

Operating Income	18,305	24,385	32,295	38,323

Other Income (Expense)
Interest expense	(9,016)	(7,990)	(15,992)	(16,833)
Loss on extinguishment of debt	—	(9,065)	—	(9,065)
Interest income on receivable from Parent	1,585	1,656	3,153	3,312
Gain on Sale of WABZ-FM	—	—	300	—
Other	(355)	233	(260)	296

Income Before Income Taxes	10,519	9,219	19,496	16,033

Provision for Income Taxes	4,235	3,487	7,687	6,060

Income Before Minority Interests	6,284	5,732	11,809	9,973

Minority Interests	3,110	(6,179)	2,197	(6,929)

Net Income (Loss) and Comprehensive Income (Loss)	9,394	(447)	14,006	3,044

Preferred Dividends Declared	(124)	(123)	(247)	(247)

Net Income (Loss) Available for Common Shares	$9,270	$(570)	$13,759	$2,797

The accompanying notes are an integral part of the consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Six Months Ended
		June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,006	$3,044
Adjustments to reconcile net income to net cash:
Depreciation and amortization	22,672	20,186
Impairment loss	2,131	—
Deferred income taxes	3,031	2,131
Minority interests	(2,197)	6,929
Write-down of SusQtech accounts receivable	629	—
Loss on extinguishment of debt	—	2,690
Equity in (earnings) or loss of investees	317	(121)
Gain on sale of WABZ-FM	(300)	—
Deferred financing amortization	380	840
Changes in assets and liabilities:
Increase in accounts receivable, net	(2,668)	(3,963)
Decrease (increase) in other current assets	1,085	(9)
Increase in receivable from Parent	(3,153)	(3,330)
Decrease in accounts payable	(3,282)	(1,742)
Increase (decrease) in accrued interest	209	(1,053)
Increase (decrease) in accrued income taxes	(8,021)	2,951
Increase in other current liabilities	1,248	9,016
Increase in other liabilities	949	1,039

Net cash provided by operating activities	27,036	38,608

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(14,438)	(16,739)
Acquisitions	—	(124,496)
Proceeds from sale of WABZ-FM	300	—
Increase in investments, other assets and intangible assets	(4,934)	(4,476)

Net cash used by investing activities	(19,072)	(145,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in revolving credit borrowings	(100)	35,900
New term loan borrowings	—	400,000
Repayment of debt	(2,082)	(324,250)
Decrease in cash overdrafts	(1,428)	—
Payment of preferred dividends	(247)	(247)
Non-voting subsidiary common stock transactions	(3,201)	(4,733)

Net cash provided (used) by financing activities	(7,058)	106,670

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	906	(433)

CASH AND CASH EQUIVALENTS, beginning	—	525

CASH AND CASH EQUIVALENTS, ending	$906	$92

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
     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.
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
2. Recent Developments
Potential Sale of Businesses
     On April 20, 2005, Susquehanna Pfaltzgraff Co., Media’s Parent, announced its intention to explore a potential sale of Media’s principal businesses. Susquehanna Pfaltzgraff has retained UBS Securities LLC to serve as its exclusive financial advisor in connection with the potential sales of Media’s businesses. Media will continue to operate its Radio and Cable businesses in normal course until any potential sale transaction is completed.
Impairment Loss
     Based on current indications that the fair value of certain long-lived assets might be impaired, Media evaluated the goodwill and property, plant and equipment of its Susquehanna Technologies operation (“SusQtech”) for impairment as of June 30, 2005. SusQtech is included in Media’s Other segment. Indicators of possible impairment included a determination that it was more likely than not that its SusQtech operations would be sold or otherwise disposed of and the resignation of SusQtech’s president. Based on the results of that impairment review, a goodwill impairment of approximately $1.9 million was recognized at June 30, 2005. Also recognized was a $0.2 million impairment of SusQtech’s property, plant and equipment. Fair value was determined based on an estimate of selling price for these assets. The value of SusQtech’s accounts receivable and other current assets was reduced by $0.7 million to recognize their realizable value as of June 30, 2005. As of August 11, 2005, Media had signed agreements to sell most of SusQtech’s assets.
Litigation
     On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Media for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment granted BCI $10.0 million plus interest at 9% per annum from January 22, 2001 and recovery of attorney’s costs. On February 22, 2005, Media appealed the judgment. Oral arguments are scheduled for the week of December 5, 2005. The statement of operations for the six months ended June 30, 2005 included $0.5 million interest related to this judgment. Indefinite-lived intangible assets (FCC licenses) were increased by $10.0 million as of December 31, 2004. The related $10.1 million liability (license and legal fees) was included in current liabilities as of June 30, 2005.
Radio Employee Stock Plan and Cable Performance Share Plan
     Media redeemed approximately $5.2 million of Radio Employee Stock Plan (“Plan”) shares during the six months ended June 30, 2005. Approximately $1.9 million of shares were exchanged for a note payable over two years. Existing credit facilities were utilized to fund the redemptions . Changes in share value are recognized on April 1st of each year. Based on the results of the December 31, 2004 valuation, a $4.0 million decrease in minority interests related to the Plan was recognized on April 1, 2005. Compensation expense for the increase in value of Cable Performance Shares of $1.2 million was recognized on April 1, 2005.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (SFAS 123R”) replacing SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Under SFAS 123R, Media is a non-public company. SFAS 123R requires Media to recognize the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of those equity instruments. Grant date fair value may not be measured using minimum value, but must include the effect of expected volatility based on an appropriate historical industry sector index. SFAS 123R is effective for Media as of January 1, 2006. Since Media previously adopted SFAS 123, and all outstanding options are fully vested, no transition provisions apply unless those options are modified, repurchased or cancelled after SFAS 123R’s effective date. Media has not yet determined the effect of adopting SFAS 123R.
     FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN 47”) in March 2005. FIN 47 requires recognition of liabilities related to the future retirement of long-lived assets when the timing and / or method of settlement of such obligations are conditional of a future event. Media must adopt FIN 47 by December 31, 2005. The impact on Media’s financial position or results of operations is being determined.
     In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement changes the disclosure for a change in accounting principle. SFAS 154 is applicable to all voluntary changes in an accounting principle. Unless a future pronouncement specifies transition treatment, SFAS 154 will apply. SFAS 154 will be effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
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
     Segment information follows (in thousands):

	Radio	Cable	Other	Total
For the Three Months Ended June 30, 2005
Operating income (loss)	$16,800	$5,680	$(4,175)	$18,305
Interest expense, net	1,178	4,179	3,659	9,016
Depreciation and amortization	1,602	9,382	169	11,153
Income (loss) before income taxes	15,623	1,501	(6,605)	10,519
Identifiable assets	447,753	334,736	4,206	786,695
Capital expenditures	753	6,151	(2)	6,902

For the Three Months Ended June 30, 2004
Operating income (loss)	$19,279	$6,434	$(1,328)	$24,385
Interest expense, net	1,382	3,498	3,110	7,990
Depreciation and amortization	1,745	9,373	102	11,220
Income (loss) before income taxes	15,892	(2,747)	(3,926)	9,219
Identifiable assets (1)	436,051	343,545	126,468	906,064
Capital expenditures	1,104	10,228	62	11,394

	Radio	Cable	Other	Total
For the Six Months Ended June 30, 2005
Operating income (loss)	$26,182	$11,493	$(5,380)	$32,295
Interest expense, net	2,191	7,764	6,037	15,992
Depreciation and amortization	3,207	19,132	333	22,672
Income (loss) before income taxes	24,348	3,729	(8,581)	19,496
Identifiable assets	447,753	334,736	4,206	786,695
Capital expenditures	1,245	13,164	29	14,438

For the Six Months Ended June 30, 2004
Operating income (loss)	$27,782	$12,778	$(2,237)	$38,323
Interest expense, net	3,101	7,110	6,622	16,833
Depreciation and amortization	3,410	16,585	191	20,186
Income (loss) before income taxes	22,775	(15)	(6,727)	16,033
Identifiable assets (1)	436,051	343,545	126,468	906,064
Capital expenditures	1,765	14,773	201	16,739

(1)	Receivable from Parent of $111.3 million was reported as an asset as of June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business that may prove to be incorrect. These forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should specifically consider the various factors identified in this report and in any other documents filed by us with the SEC that could cause actual results to differ materially from our forward-looking statements. All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•	general economic and business conditions, both nationally and in our markets;

•	the outcome of the potential sale of our Radio and Cable businesses;

•	interest rate movements;

•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;

•	expectations and estimates concerning future financial performance;

•	the amount and timing of compensation charges, changes in minority interests and any payments required under the Radio Employee Stock Plan and the Cable Performance Share Plan;

•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

•	our ability to successfully enter new lines of business, from time to time, such as telephony;

•	financing plans and access to adequate capital on favorable terms;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•	the impact of competition from other radio stations, media forms, communication service providers and telephony service providers;

•	changes in accounting principles generally accepted in the United States and SEC rules and regulations;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

•	the possible non-renewal of cable franchises;

•	increases in programming costs;

•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	advances in technology and our ability to adapt to and capitalize on such advances;

•	decreases in our customers’ advertising and entertainment expenditures; and

•	other factors over which we may have little or no control.
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

Overview
     Media is a diversified communications company with operations in radio broadcasting and cable television. Media is the largest privately-owned radio broadcaster and the 11th largest radio broadcaster overall in the United States of America based on estimated 2005 revenues by Kagan Research LLC. Media is also the 17th largest cable television multiple system operator in the United States of America based on subscribers as of December 31, 2004.
     For the six months ended June 30, 2005, 53% of Media’s revenues were from Radio and 46% were from Cable.
     All Media’s outstanding common stock is owned by its corporate parent, Susquehanna Pfaltzgraff Co., who has announced it is exploring the potential sale of Media’s primary businesses.
     The Radio business focuses on acquiring, operating and developing radio stations in the United States’ 40 largest markets. Our Radio stations offer programming over a broad range of formats. Revenues are generated by broadcasting local advertising, national advertising and client-sponsored events on our stations.
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
     Media’s operations for the six months ended June 30, 2005 included the following notable items:
-	Cable revenues increased $10.8 million or 13% over 2004 largely due to a full six months impact in 2005 of the March 2004 Carmel acquisition.

-	Cable’s Carmel operation ceased using all RCN transition services, including telephone-based customer service, network monitoring, billing (voice, video and data), telephony switching and Internet backbone. Carmel’s operating loss improved in the second quarter by $0.2 million or 12% compared to the same period in 2004.

-	The Rankin County cable plant rebuild was substantially finished as of June 30, 2005, with minor clean-up and customer connections expected to be completed during August.

-	Capital expenditures for 2005 were 40% less than for the comparable period in 2004.

-	On January 26, 2005, the United States District Court for the Northern District of Georgia granted a summary judgment against Media. The summary judgment granted BCI, the plaintiff, the sum of $10.0 million with interest at the rate of 9% per annum from January 22, 2001 and also allowed for recovery of BCI’s attorneys’ fees and costs. On February 22, 2005, Media appealed the summary judgment. Oral arguments on Media’s appeal are scheduled for the week of December 5, 2005 (See Note 2 to condensed consolidated financial statements).

-	Media recognized an impairment loss on SusQtech’s goodwill and other long-lived assets of $2.1 million. (See Note 2 to condensed consolidated financial statements.)

-	Cable launched digital video recorder (DVR) customer premise equipment during second quarter to customers in York and Williamsport, Pennsylvania and Brunswick, Maine. The equipment is expected to be offered in the remaining systems during third quarter 2005.

-	Based on the results of the independent valuation performed for Susquehanna Pfaltzgraff Co.’s ESOP as of December 31, 2004 (“Valuation”), a $1.2 million compensation expense was recognized related to the Cable Performance Share Plan on April 1, 2005. Based on the results of the Valuation, a $4.0 million decrease in minority interests related to the Radio Employee Stock Plan was recognized on April 1, 2005.

Results of Operations
     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and six months ended June 30, 2005 and 2004:

(in millions)	Three months ended June 30, 2005
	Radio		Cable		Other		Total
Revenues	$62.2	100.0%	$48.8	100.0%	$0.8	100.0%	$111.8	100.0%
Operating expenses:
Operating and programming	21.2	34.1%	23.9	49.0%	0.9	112.5%	46.0	41.1%
Selling	9.5	15.3%	2.3	4.7%	0.3	37.5%	12.1	10.8%
General and administrative	13.1	21.1%	7.5	15.4%	1.5	*	22.1	19.8%
Impairment loss	—	—	—	—	2.1	*	2.1	1.9%
Depreciation and amortization	1.6	2.5%	9.4	19.2%	0.2	25.0%	11.2	10.0%

Total operating expenses	45.4	73.0%	43.1	88.3%	5.0	*	93.5	83.6%

Operating income (loss)	$16.8	27.0%	$5.7	11.7%	$(4.2)	*	18.3	16.4%

Other income (expense)
Interest expense							(9.0)	(8.1)%
Interest income from loan to parent							1.6	1.4%
Other expense							(0.4)	(0.4)%
Provision for income taxes							(4.2)	(3.7)%
Minority interests							3.1	2.8%

Net income							$9.4	8.4%

*	Not meaningful.

(in millions)	Three months ended June 30, 2004
	Radio		Cable		Other		Total
Revenues	$64.2	100.0%	$46.6	100.0%	$0.5	100.0%	$111.3	100.0%
Operating expenses:
Operating and programming	20.5	31.9%	21.5	46.1%	0.8	160.0%	42.8	38.5%
Selling	9.7	15.1%	1.3	2.8%	0.2	40.0%	11.2	10.1%
General and administrative	12.9	20.1%	7.9	17.0%	0.9	180.0%	21.7	19.5%
Depreciation and amortization	1.8	2.8%	9.4	20.2%	0.1	20.0%	11.3	10.1%

Total operating expenses	44.9	69.9%	40.1	86.1%	2.0	400.0%	87.0	78.2%

Operating income	$19.3	30.1%	$6.5	13.9%	$(1.5)	(300.0)%	24.3	21.8%

Other income (expense)
Interest expense							(8.0)	(7.2)%
Interest income from loan to parent							1.7	1.5%
Loss on extinguishment of debt and other expense							(8.8)	(7.9)%
Provision for income taxes							(3.5)	(3.1)%
Minority interests							(6.2)	(5.5)%

Net income (loss)							$(0.5)	(0.4)%

(in millions)	Six months ended June 30, 2005
	Radio		Cable		Other		Total
Revenues	$110.7	100.0%	$96.5	100.0%	$1.9	100.0%	$209.1	100.0%

Operating expenses:
Operating and programming	37.5	33.9%	47.5	49.2%	1.9	100.0%	86.9	41.6%
Selling	18.1	16.3%	4.0	4.2%	0.5	26.3%	22.6	10.8%
General and administrative	25.7	23.2%	14.4	14.9%	2.4	*	42.5	20.3%
Impairment loss	—	0.0%	—	0.0%	2.1	*	2.1	1.0%
Depreciation and amortization	3.2	2.9%	19.1	19.8%	0.4	21.1%	22.7	10.9%

Total operating expenses	84.5	76.3%	85.0	88.1%	7.3	*	176.8	84.6%

Operating income (loss)	$26.2	23.7%	$11.5	11.9%	$(5.4)	*	32.3	15.4%

Other income (expense)
Interest expense							(16.0)	(7.6)%
Interest income from loan to parent							3.2	1.5%
Other expense							(0.0)	(0.0)%
Provision for income taxes							(7.7)	(3.7)%
Minority interests							2.2	1.1%

Net income							$14.0	6.7%

*	Not meaningful.

(in millions)	Six months ended June 30, 2004
	Radio		Cable		Other		Total
Revenues	$110.9	100.0%	$85.7	100.0%	$1.6	100.0%	$198.2	100.0%

Operating expenses:
Operating and programming	36.1	32.6%	39.8	46.4%	1.5	93.8%	77.4	39.1%
Selling	17.9	16.1%	2.7	3.2%	0.4	25.0%	21.0	10.6%
General and administrative	25.7	23.2%	13.8	16.1%	1.8	112.5%	41.3	20.8%
Depreciation and amortization	3.4	3.0%	16.6	19.4%	0.2	12.5%	20.2	10.2%

Total operating expenses	83.1	74.9%	72.9	85.1%	3.9	243.8%	159.9	80.7%

Operating income (loss)	$27.8	25.1%	$12.8	14.9%	$(2.3)	(143.8)%	38.3	19.3%

Other income (expense)
Interest expense							(16.8)	(8.5)%
Interest income from loan to parent							3.3	1.7%
Loss on extinguishment of debt and other expense							(8.8)	(4.4)%
Provision for income taxes							(6.1)	(3.1)%
Minority interests							(6.9)	(3.5)%

Net income							$3.0	1.5%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Consolidated
     Revenues. Consolidated revenues were relatively flat, increasing $0.5 million from 2004 to 2005. Radio and Cable revenues were 56% and 44% of 2005 consolidated revenues compared to 58% and 42% of 2004 consolidated revenues, respectively. Radio’s revenues declined while Cable’s revenues increased.
     Operating and programming expenses. Operating and programming expenses increased $3.2 million or 8% from 2004 to 2005. Approximately 75% of the increase in operating and programming expenses occurred in the Cable segment and was related to maintenance of plant and facilities, deployment of network monitoring and increased cost of acquired programming.
     Selling expenses. Selling expenses increased $0.9 million or 8% from 2004 to 2005. The entire increase was incurred in the Cable segment and was related to marketing of new product line enhancements and direct selling efforts required by an increasingly competitive environment.
     General and administrative expenses. General and administrative expenses increased $0.4 million or 2% from 2004 to 2005. The increase in consolidated general and administrative expenses was due to a write down of SusQtech’s current assets that exceeded the reduction in costs from eliminating RCN transition service expenses for Cable’s Carmel operation.
     Impairment loss. A $2.1 million impairment loss was recognized in second quarter 2005 related to our SusQtech operation (See Note 2 to the condensed consolidated financial statements). Certain indicators of impairment were present as of June 30, 2005. A comparison of the fair values of SusQtech’s long-lived assets to their carrying amounts resulted in the recognition of a $1.9 million goodwill impairment loss and a $0.2 million impairment loss to property, plant and equipment. (See Note 2 to condensed consolidated financial statements.)
     Depreciation and amortization. Depreciation and amortization decreased slightly from 2004 to 2005. Cable’s depreciation was unchanged from second quarter 2004 and Radio’s depreciation decreased slightly from 2004.
     Operating income. Operating income decreased $6.0 million or 25% from 2004 to 2005, due to the recognition of the $2.1 million impairment loss, a $2.0 million decrease in Radio revenues and the increase in Cable operating, programming and selling expenses.
     Net income. Net income increased $9.9 million a $0.5 million net loss in 2004 to net income of $9.4 million in 2005. Net loss in 2004 included a $9.1 million pretax charge related to the early retirement of debt. A $4.0 million reduction in minority interests related to the Radio Employee Stock Plan was recognized April 1, 2005 compared to a $5.3 million increase in minority interests recognized on April 1, 2004. The reduction in minority interests was offset by decreased operating income as noted above. The effective rate for income taxes did not differ significantly between 2004 and 2005.
     Interest expense. Interest expense increased $1.0 million or 13% from 2004 to 2005 due to increased variable interest rates and interest on the BCI judgment.
Radio Segment
     Revenues. Radio revenues decreased $2.0 million or 3% from 2004 to 2005 attributed to softness in most markets.
     Operating and programming expenses. Operating and programming expenses increased $0.7 million or 3% due primarily to scheduled sports broadcast rights increases.
     Operating income. Operating income decreased $2.5 million or 13% from 2004 to 2005 primarily due to the decrease in revenues.
Cable Segment
     Revenues. Cable revenues increased $2.2 million or 5% from 2004 to 2005. Increasing penetration of high-speed Internet access, basic/expanded basic rate increases and increased penetration of digital video products combined for the improvement in revenues.

     Operating and programming expenses. Cable’s operating and programming expenses increased $2.4 million or 11% from 2004 to 2005. Approximately 46% of the increase in operating and programming expenses related to the increased cost of acquired programming. Other factors contributing to the increase included maintenance of plant facilities, an increase in engineering resources required to support new product launches and the deployment of network monitoring on a 24 hours a day/7 days a week basis.
     Selling expenses. Cable’s selling expenses increased $1.0 million or 77% from 2004 to 2005. The increase in selling expense comes from marketing new products and greater direct selling efforts mounted in response to an increasingly competitive environment.
     General and administrative expenses. Cable general and administrative expenses decreased $0.4 million or 5% from 2004 to 2005. The decrease in general and administrative costs came from eliminating the RCN transitional service costs in Carmel and the 2004 start-up of the unified customer care center in York, Pennsylvania.
     Depreciation and amortization. Depreciation and amortization was unchanged from 2004 to 2005.
     Operating income. Cable operating income decreased $0.8 million or 12% from 2004 to 2005. Operating income decreased due to the increase of operating and programming and selling expenses.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
Consolidated
     Revenues. Consolidated revenues increased $10.9 million or 6% from 2004 to 2005. Radio and Cable revenues were 53% and 46% of 2005 consolidated revenues compared to 56% and 43% of 2004 consolidated revenues, respectively.
     Operating and programming expenses. Operating and programming expenses increased $9.5 million or 12% from 2004 to 2005. Most of the increase in operating and programming expense occurred in the Cable segment primarily due to the Carmel, New York cable system acquisition in March 2004 and increases caused by plant maintenance, deployment of in-house network monitoring and increased cost of acquired programming.
     Selling expenses. Selling expenses increased $1.6 million or 8% from 2004 to 2005. The increase in selling expense was incurred primarily in the Cable segment related to the launch of enhanced and new products and direct selling techniques being utilized in response to the increasingly competitive environment.
     General and administrative expenses. General and administrative expenses were $1.2 million or 3% higher than 2004. The decrease in expenses related to RCN transitional services in Cable’s Carmel operation were more than offset by general cost increases and a $0.7 million write down of SusQtech current assets.
     Impairment loss. A $2.1 million impairment loss was recognized in second quarter 2005 related to SusQtech’s long-lived assets. See the three months discussion for further information.
     Depreciation and amortization. Depreciation and amortization increased $2.5 million or 12% from 2004 to 2005. A full six months depreciation for Cable’s Carmel acquisition in March 2004 was largely responsible for the increase in depreciation and amortization expenses.
     Operating income. Operating income decreased $6.0 million or 16% from 2004 to 2005, due to the impairment loss in the Other segment, second quarter revenue deceases in Radio and increased operating, programming and selling expenses in Cable.
     Net income. Net income increased $11.0 million or 367% from 2004 to 2005. Net income for 2004 included a $9.1 million pretax expense for the loss on extinguishment of debt. Minority interests for 2005 reflected a $4.0 million reduction due to a decrease in the fair value of non-voting Radio shares. However, the after-tax impact of decreased operating income more than offset these factors. The effective rate for income taxes did not change significantly between 2004 and 2005.
     Interest expense. Interest expense decreased $0.8 million or 5% from 2004 to 2005. Interest expense related to variable rate debt was lower than the expense related to the 8.5% fixed rate debt called in second quarter

2004. Interest expense for 2005 also included $0.5 million related to the BCI litigation (See Note 2 to the condensed consolidated financial statements).
Radio Segment
     Revenues. Radio revenues were largely unchanged from 2004.
     Operating and programming expenses. Operating and programming expenses increased $1.4 million or 4% due primarily to scheduled sports broadcast rights increases and promotion of stations’ format changes.
     Operating income. Operating income decreased $1.6 million or 6% from 2004 to 2005. Operating income decreased due to flat revenues not covering increases in costs and expenses.
Cable Segment
     Revenues. Cable revenues increased $10.8 million or 13% from 2004 to 2005. On a same systems basis (excluding Carmel, New York revenues), revenues increased $3.7 million or 5% from 2004 to 2005. Increasing penetration of high-speed Internet access, basic/expanded basic rate increases and digital video penetration increases were responsible for the improvement in revenues on a same systems basis.
     Operating and programming expenses. Cable’s operating and programming expenses increased $7.7 million or 19% from 2004 to 2005, primarily due to a full six months’ impact of Carmel. On a same systems basis, operating and programming expense increased $2.7 million or 8%. Approximately 56% of the increase in operating and programming costs on a same system basis relates to increased cost of acquired programming from both rate increases imposed by program owners and from the launch of new services. The remaining increase in operating and programming expenses related to plant maintenance, an increase in engineering resources to support new product lines and deployment of in-house network monitoring on a 24 hours a day /7 days a week basis.
     Selling expenses. Cable’s selling expenses increased $1.3 million or 48% from 2004 to 2005. The increase in selling expenses was caused by the same reasons cited for the quarter.
     Depreciation and amortization. Depreciation and amortization increased $2.5 million or 15% from 2004 to 2005 due primarily to a full six months impact of the Carmel acquisition in March 2004.
     Operating income. Cable operating income decreased $1.3 million or 10% from 2004 to 2005. On a same systems basis, Cable operating income decreased $0.6 million or 4% from 2004 to 2005. Decreased operating income is attributable to the increased cost of acquired programming and higher selling expenses.
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash flow from operations, borrowings under its senior credit facilities and other borrowings. The Company’s future needs for liquidity arise primarily from ongoing operations, capital expenditures, potential acquisitions of radio stations and cable systems, potential repurchases of common stock, and interest payable on outstanding indebtedness. From time to time, as market conditions permit, Media may choose to access the capital markets with debt or equity financing.
     Net cash provided by operating activities was $27.0 million for the six months ended June 30, 2005. The Company’s net cash provided by operating activities was generated by normal operations. Cash provided by operating activities decreased $11.6 million from 2004. During the six months ended June 30, 2005, Media paid $7.0 million accrued ESOP costs to its Parent. In prior years, accrued ESOP costs were paid in the fourth quarter.
     Net cash used by investing activities was $19.1 million for the six months ended June 30, 2005. Capital expenditures, excluding acquisitions, were $14.4 million and $16.7 million for the six months ended June 30, 2005 and 2004, respectively. Capital expenditures were primarily used to upgrade and maintain our cable systems and centralize customer care operations. Media expects to make capital expenditures of $23.6 million during the remainder of 2005, primarily for cable systems upgrades. We expect to utilize our existing credit facilities and cash flow generated from operations to fund cable systems upgrades.
     Net cash used by financing activities was $7.1 million for the six months ended June 30, 2005. The senior credit facilities had $175.9 million available at June 30, 2005. Media redeemed approximately $5.2 million of Radio Employee Stock Plan shares in 2005 from employees. Approximately $1.9 million of the redeemed shares were exchanged for notes to be paid out over two years. Existing credit facilities were utilized to fund the redemptions.
     The following table reflects our contractual cash obligations as of June 30, 2005 in the respective periods in which they are due (in thousands):
Total

	Total
Contractual Cash	Amounts
Obligations	Committed	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$576,978	$1,269	$16,218	$24,141	$30,625	$38,125	$466,600
Broadcast rights	42,317	6,217	11,200	8,000	8,250	8,650	—
Operating leases	42,723	5,329	5,138	4,968	4,741	4,348	18,199

Total	$662,018	$12,815	$32,556	$37,109	$43,616	$51,123	$484,799

     Media was in compliance with its loan covenants, as each is defined under the senior credit agreements (“Facilities”), as of June 30, 2005. A summary of the most restrictive covenants, the required covenant value and the corresponding actual value follows:

Covenant Test	Actual Value
Fixed charge coverage ratio must be at least 1.10	1.55
Maximum consolidated leverage ratio may not exceed 6.50	4.19
Interest coverage ratio must be at least 2.00	5.06
     Our Facilities include a provision that allows our lender to refuse additional borrowings if our financial condition suffers a material adverse change. Violation of covenants under the Facilities could result in a cross-default of our 7.375% Senior Subordinated Notes (“7.375% Notes”). A default under the 7.375% Notes could result in a cross-default under our Facilities. Any such defaults would permit our lenders and noteholders to accelerate payment of the debt which would likely have a material adverse impact on our financial condition and results of operations.
     Media believes funds generated from operations and funds available from our Facilities will be sufficient to finance its current operations, its debt service obligations, and its planned capital expenditures. From time to time, Media evaluates potential acquisitions of radio stations and cable television systems. In connection with future acquisition opportunities, Media may incur additional debt or issue additional equity or debt securities depending on market conditions and other factors. Media has no current commitments or agreements with respect to any material acquisitions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that through June 30, 2005, there have been no material developments affecting market risk since the filing of Media’s December 31, 2004 Annual Report on Form 10-K filed with the SEC.
     As of June 30, 2005, we had $423.5 million in variable rate debt and $150 million in fixed rate debt. The fair value of the variable rate debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

2005	$1,250
2006	13,750
2007	23,125
2008	30,625
2009	38,125
2010	45,625
2011	212,225
2012	58,750

     The maturities shown above reflect debt in place at June 30, 2005. Our interest rate exposure is primarily impacted by changes in LIBOR rates. At June 30, 2005, the weighted average interest rate for the variable rate debt was 5.1%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt incurred as of June 30, 2005 would increase by $4.2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met and that the maintenance and monitoring of such control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Susquehanna Radio Corp., a Media subsidiary, for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM. The suit was filed in Federal District Court for the Northern District of Georgia. The station was originally licensed to Anniston, Alabama then subsequently moved to serve the Atlanta, Georgia metropolitan area. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment grants BCI the sum of $10.0 million with interest at the rate of 9% per annum from January 22, 2001 and also allows BCI’s recovery of attorneys’ fees and costs. On February 22, 2005, Media appealed the judgment. Oral arguments are scheduled for the week of December 5, 2005.
ITEM 6. EXHIBITS
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

August 17, 2005	SUSQUEHANNA MEDIA CO.
	By:	/s/ John L. Finlayson
John L. Finlayson
Vice President and Principal Financial and Accounting Officer