Form 10-Q
period 2005-09-30
SUSQUEHANNA MEDIA CO
filed 2005-11-14
CIK 1088146

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of November 11, 2005, the Registrant had 1,100,000 total shares of common stock, $1.00 par value outstanding, all of which was owned by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Accounts receivable, less allowance for doubtful accounts of $2,152 in 2005 and $1,822 in 2004	$51,421	$50,332
Other current assets	6,142	7,278

Total Current Assets	57,563	57,610

Property, Plant and Equipment, at cost
Land	6,430	6,233
Buildings and improvements	27,030	26,722
Equipment	349,360	334,471
Construction-in-progress	11,949	14,872

	394,769	382,298
Accumulated depreciation and amortization	199,417	182,549

Property, Plant and Equipment, net	195,352	199,749

Intangible Assets and Goodwill, net	509,610	514,299

Investments and Other Assets	28,381	19,323

	$790,906	$790,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash overdrafts	$3,325	$1,428
Current portion of long-term debt	12,467	3,368
Accounts payable	8,573	13,181
Accrued employee-related costs	17,926	12,812
Accrued income taxes	6,465	11,781
Deferred income taxes	5,573	5,114
Accrued interest	10,412	7,564
Accrued franchise and licensing fees	4,406	2,864
Deferred income	3,958	3,943
Judgment payable	10,134	10,105
Other current liabilities	6,424	8,206

Total Current Liabilities	89,663	80,366

Long-term Debt	548,076	573,864

Other Liabilities	14,896	13,964

Deferred Income Taxes	79,941	74,894

Minority Interests	62,059	68,499

Stockholders’ Deficit
Preferred stock — Voting, 7% cumulative, $100 par value, authorized 110,000 shares	7,050	7,050
Common stock — Voting, $1 par value, authorized 1,100,000 shares	1,100	1,100
Retained earnings	97,844	76,212
Receivable from Parent	(109,723)	(104,968)

Total Stockholders’ Deficit	(3,729)	(20,606)

	$790,906	$790,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Radio	$62,063	$61,243	$172,728	$172,155
Cable	48,919	46,250	145,458	131,951
Other	189	940	2,077	2,507

Total revenues	111,171	108,433	320,263	306,613

Operating Expenses
Operating and programming	45,895	43,746	132,829	121,199
Selling	11,798	11,461	34,351	32,416
General and administrative	20,832	20,022	63,339	61,285
Impairment loss	—	—	2,131	—
Depreciation and amortization	11,031	12,074	33,703	32,260

Total operating expenses	89,556	87,303	266,353	247,160

Operating Income	21,615	21,130	53,910	59,453

Other Income (Expense)
Interest expense	(8,521)	(7,368)	(24,513)	(24,201)
Loss on extinguishment of debt	—	—	—	(9,065)
Interest income on receivable from Parent	1,602	1,674	4,755	4,986
Gain on Sale of WABZ-FM	—	—	300	—
Other	75	96	(185)	392

Income Before Income Taxes	14,771	15,532	34,267	31,565

Provision for Income Taxes	5,820	6,440	13,507	12,500

Income Before Minority Interests	8,951	9,092	20,760	19,065

Minority Interests	(955)	(814)	1,242	(7,743)

Net Income and Comprehensive Income	7,996	8,278	22,002	11,322

Preferred Dividends Declared	(123)	(123)	(370)	(370)

Net Income Available for Common Shares	$7,873	$8,155	$21,632	$10,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,002	$11,322
Adjustments to reconcile net income to net cash:
Depreciation and amortization	33,703	32,260
Impairment loss	2,131	—
Deferred income taxes	5,506	8,888
Minority interests	(1,242)	7,743
Write-down of SusQtech accounts receivable	629	—
Loss on extinguishment of debt	—	2,690
Equity in (earnings) or loss of investees	299	(107)
Gain on sale of WABZ-FM	(300)	—
Deferred financing amortization	571	1,280
Changes in assets and liabilities:
Increase in accounts receivable, net	(1,718)	(1,691)
Decrease (increase) in other current assets	1,136	(275)
Increase in receivable from Parent	(4,755)	(5,004)
Decrease in accounts payable	(4,608)	(590)
Increase in accrued interest	2,848	2,356
Decrease in accrued income taxes	(5,316)	(787)
Increase in other current liabilities	4,918	14,313
Increase in other liabilities	932	1,029

Net cash provided by operating activities	56,736	73,427

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, net	(26,748)	(28,745)
Acquisitions	—	(125,404)
Proceeds from sale of WABZ-FM	300	—
Increase in investments, other assets and intangible assets	(9,956)	(4,484)

Net cash used by investing activities	(36,404)	(158,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in revolving credit borrowings	(15,900)	12,400
New term loan borrowings	—	400,000
Repayment of debt	(2,706)	(174,250)
Redemption of Senior Subordinated Notes	—	(150,000)
Increase in cash overdrafts	1,897	1,635
Payment of preferred dividends	(370)	(370)
Non-voting subsidiary common stock transactions	(3,253)	(4,734)

Net cash provided (used) by financing activities	(20,332)	84,681

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(525)

CASH AND CASH EQUIVALENTS, beginning	—	525

CASH AND CASH EQUIVALENTS, ending	$—	$—

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
     In the opinion of management, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly Media’s consolidated financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004.
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
2. Recent Developments
Sale of Businesses
     On October 31, 2005, Media agreed to sell substantially all the assets of its Cable business to Comcast Corporation (“Comcast”) for $775 million cash. Lenfest York, Inc. (“Lenfest”), a Comcast affiliate, currently owns 30% of the Cable business. Susquehanna Pfaltzgraff Co. (Media’s corporate parent), Media, Lenfest and Susquehanna Cable Co. (“Cable”) also agreed to redeem Media’s ownership interest in Cable immediately after consummation of the sale of assets to Comcast. A first half 2006 closing is expected, subject to regulatory approvals and other closing conditions.
     On October 31, 2005, Susquehanna Pfaltzgraff Co. entered into a definitive agreement to sell Media’s radio business (“Radio”) to Cumulus Media Partners, LLC for approximately $1.2 billion cash. A first half 2006 closing is expected, subject to regulatory approvals and other closing conditions.
     Media will continue to operate its Radio and Cable businesses in normal course until the pending sale transactions are completed.
     On October 1, 2005, Media sold its general partnership interest in Susquehanna Adelphia Business Solutions to the other general partner for approximately $2.3 million cash. Media’s carrying value for its ownership interest as of September 30, 2005 was $1.8 million. Coincident with the closing of this transaction, Cable leased 80% of the fiber optic network formerly leased by the partnership to the other general partner for $4.0 million cash. The lease has a twenty-year term.

     Based on indications that the fair value of certain long-lived assets might be impaired, Media evaluated the goodwill and property, plant and equipment of SusQtech for impairment as of June 30, 2005. SusQtech was included in Media’s Other segment. Based on the results of that impairment review, a goodwill impairment of approximately $1.9 million was recognized at June 30, 2005. Also recognized was a $0.2 million impairment of SusQtech’s property, plant and equipment. Fair value was based on an estimated selling price for these assets. The value of SusQtech’s accounts receivable and other current assets was also reduced by $0.7 million, their estimated realizable value as of June 30, 2005. As of September 30, 2005, the disposition of all SusQtech assets was completed without further loss.
Litigation
     On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Media for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM, now WWWQ-FM. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment granted BCI $10.0 million plus interest at 9% per annum from January 22, 2001 and recovery of attorney’s costs. On February 22, 2005, Media appealed the judgment. Oral arguments are scheduled for the week of December 5, 2005. The statement of operations for the nine months ended September 30, 2005 included $0.7 million interest related to this judgment. Indefinite-lived intangible assets (FCC licenses) were increased by $10.0 million as of December 31, 2004. The related $10.1 million liability (license and legal fees) was recognized as a judgment payable as of September 30, 2005.
Radio Employee Stock Plan and Cable Performance Share Plan
     Media redeemed approximately $5.2 million of Radio Employee Stock Plan (“Plan”) shares during the nine months ended September 30, 2005. Approximately $1.9 million of shares were exchanged for a note payable over two years. Existing credit facilities were utilized to fund the redemptions. Changes in share value are recognized on April 1st of each year. Based on the results of the December 31, 2004 valuation, a $4.0 million decrease in minority interests related to the Plan was recognized on April 1, 2005. Compensation expense for the increase in value of Cable Performance Shares of $1.2 million was recognized on April 1, 2005.
     The recently signed agreements to sell the Radio and Cable businesses have expected closing dates in the first half of 2006. These transactions will require redemption of Plan shares and payment of amounts due under the Cable Performance Share Plan totaling approximately $47.7 million as of September 30, 2005.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) replacing SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Under SFAS 123R, Media is a non-public company. SFAS 123R requires Media to recognize the cost of employee service received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of those equity instruments. Grant date fair value may not be measured using minimum value, but must include the effect of expected volatility based on an appropriate historical industry sector index. SFAS 123R is effective for Media as of January 1, 2006. Since Media previously adopted SFAS 123, and all outstanding options are fully vested, no transition provisions apply unless those options are modified, repurchased or cancelled after SFAS 123R’s effective date. Media has not yet determined the effect of adopting SFAS 123R.
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

Segment information follows (in thousands):	Radio	Cable	Other	Total
For the Three Months Ended September 30, 2005
Operating income (loss)	$15,962	$6,426	$(773)	$21,615
Interest expense, net	1,081	4,264	3,176	8,521
Depreciation and amortization	1,500	9,426	105	11,031
Income (loss) before income taxes	14,938	2,162	(2,329)	14,771
Identifiable assets	455,700	331,047	4,159	790,906
Capital expenditures	4,759	7,477	74	12,310

For the Three Months Ended September 30, 2004
Operating income (loss)	$17,290	$4,469	$(629)	$21,130
Interest expense, net	970	2,970	3,428	7,368
Depreciation and amortization	1,603	10,370	101	12,074
Income (loss) before income taxes	16,430	1,498	(2,396)	15,532
Identifiable assets (1)	433,762	343,328	128,916	906,006
Capital expenditures	1,493	10,459	54	12,006

	Radio	Cable	Other	Total
For the Nine Months Ended September 30, 2005
Operating income (loss)	$42,144	$17,919	$(6,153)	$53,910
Interest expense, net	3,272	12,028	9,213	24,513
Depreciation and amortization	4,707	28,558	438	33,703
Income (loss) before income taxes	39,286	5,891	(10,910)	34,267
Identifiable assets	455,700	331,047	4,159	790,906
Capital expenditures	6,004	20,641	103	26,748

For the Nine Months Ended September 30, 2004
Operating income (loss)	$45,072	$17,247	$(2,866)	$59,453
Interest expense, net	4,071	10,080	10,050	24,201
Depreciation and amortization	5,013	26,955	292	32,260
Income (loss) before income taxes	39,205	1,483	(9,123)	31,565
Identifiable assets (1)	433,762	343,328	128,916	906,006
Capital expenditures	3,258	25,232	255	28,745

(1)	Receivable from Parent of $109.6 million was reported as an asset as of September 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     Some of the statements in this Form 10-Q, as well as statements made by us in filings with government regulatory bodies, including the Securities and Exchange Commission, and in periodic press releases and other public comments and communications, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “will,” “should,” “estimates,” “intends,” “plans,” “approximately,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussion of strategies, each of which involves risks and uncertainties. We have based these forward-looking statements on our current expectations and projections about future events and trends affecting the financial condition of our business that may prove to be incorrect. These forward-looking statements relate to future events, our future financial performance, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should specifically consider the various factors identified in this report and in any other documents filed by us with the SEC that could cause actual results to differ materially from our forward-looking statements. All statements other than of historical facts included herein or therein, including those regarding market trends, our financial position, business strategy, projected plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or performance to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•	Completion of the sale of the Radio and Cable businesses, regulatory approvals and other closing conditions;

•	business conditions, both nationally and in our markets;

•	interest rate movements;

•	terrorists’ acts or adverse reactions to United States anti-terrorism activities;

•	expectations and estimates concerning future financial performance;

•	the amount and timing of compensation charges, changes in minority interests and any payments required under the Radio Employee Stock Plan and the Cable Performance Share Plan;

•	acquisition opportunities and our ability to successfully integrate acquired businesses, properties or other assets and realize anticipated benefits of such acquisitions;

•	financing plans and access to adequate capital on favorable terms;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our businesses;

•	the impact of competition from other radio stations, media forms, communication service providers and telephony service providers;

•	changes in accounting principles generally accepted in the United States and SEC rules and regulations;

•	the impact of existing and future regulations affecting our businesses, including radio licensing and ownership rules and cable television regulations;

•	the possible non-renewal of cable franchises;

•	increases in programming costs;

•	the accuracy of anticipated trends in our businesses, including those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein;

•	advances in technology and our ability to adapt to and capitalize on such advances;

•	decreases in our customers’ advertising and entertainment expenditures; and

•	other factors over which we may have little or no control.
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

Overview
     Media is a diversified communications company with operations in radio broadcasting and cable television. Media is the largest privately-owned radio broadcaster and the 11th largest radio broadcaster overall in the United States of America based on estimated 2005 revenues by Kagan Research LLC. Media is also the 16th largest cable television multiple system operator in the United States of America based on subscribers as of December 31, 2004.
     All Media’s outstanding common stock is owned by its corporate parent, Susquehanna Pfaltzgraff Co.
     On October 31, 2005, Media agreed to sell its Cable business and Susquehanna Pfaltzgraff Co. agreed to sell Media’s Radio business (See Notes to Condensed Consolidated Financial Statements).
     For the nine months ended September 30, 2005, 54% of Media’s revenues were from Radio and 45% were from Cable.
     Media’s Radio business focuses on acquiring, operating and developing radio stations in the United States’ 40 largest markets. Radio’s stations offer programming over a broad range of formats. Revenues are generated by broadcasting local advertising, national advertising and client-sponsored events on our stations.
     Media’s Cable business provides a broad range of cable television, high-speed Internet access and telephony services to geographically clustered subscribers in small to medium-sized communities. Our Cable operations focus on providing subscribers with high-quality service offerings, superior customer service and attractive programming choices at reasonable rates. Cable’s revenues are generated by providing basic and expanded basic cable television service, digital cable services, premium services, pay-per-view services, high-speed Internet access and in certain areas, telephony services.
     Media’s operations for the nine months ended September 30, 2005 included the following notable items:
–	Cable revenues increased $13.5 million or 10% over 2004 with approximately half of the increase attributable to a full nine months impact of the March 2004 Carmel acquisition.

–	Cable’s Carmel operation ceased using third-party transition services, including telephone-based customer service, network monitoring, billing (voice, video and data), telephony switching and Internet backbone. Carmel’s operating loss narrowed in the third quarter by $1.2 million or 48% compared to the same period in 2004.

–	The Rankin County cable plant rebuild was substantially finished as of June 30, 2005. Final clean-up and customer connections were completed during August 2005.

–	Hurricane Katrina caused plant damage totaling approximately $1.1 million to the Rankin County system. All repairs were completed and insurance claims are being prepared for submission.

–	On January 26, 2005, the United States District Court for the Northern District of Georgia granted a summary judgment against Media. The summary judgment granted BCI, the plaintiff, the sum of $10.0 million with interest at the rate of 9% per annum from January 22, 2001 and allowed recovery of BCI’s attorneys’ fees and costs.

–	Media disposed of the assets of Susquehanna Technologies (“SusQtech”) during third quarter without further loss over the impairment loss of $2.1 million recognized in the second quarter.

–	Cable launched digital video recorder (DVR) customer premise equipment during second quarter to customers in York and Williamsport, Pennsylvania and Brunswick, Maine. The service was launched in the remaining systems during third quarter 2005.

–	Based on the results of the independent valuation performed for Susquehanna Pfaltzgraff Co.’s ESOP as of December 31, 2004 (“Valuation”), a $1.2 million compensation expense was recognized related to the Cable Performance Share Plan on April 1, 2005. Based on the results of the Valuation, a $4.0 million decrease in minority interests related to the Radio Employee Stock Plan was recognized as of April 1, 2005.

Results of Operations
     The following table summarizes Media’s consolidated historical results of operations and consolidated historical results of operations as a percentage of revenues for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30, 2005
(in millions)	Radio		Cable		Other		Total
Revenues	$62.0	100.0%	$49.0	100.0%	$0.2	100.0%	$111.2	100.0%
Operating expenses:
Operating and programming	22.1	35.6%	23.5	48.0%	0.3	*	45.9	41.3%
Selling	9.5	15.3%	2.2	4.5%	0.1	*	11.8	10.6%
General and administrative	13.0	21.0%	7.4	15.1%	0.5	*	20.9	18.8%
Depreciation and amortization	1.5	2.4%	9.5	19.4%	—	*	11.0	9.9%

Total operating expenses	46.1	74.4%	42.6	86.9%	0.9	*	89.6	80.6%

Operating income (loss)	$15.9	25.6%	$6.4	13.1%	$(0.7)	*	21.6	19.4%

Other income (expense)
Interest expense							(8.5)	(7.6)%
Interest income from loan to parent							1.6	1.4%
Other expense							0.1	0.1%
Provision for income taxes							(5.8)	(5.2)%
Minority interests							(1.0)	(0.9)%

Net income							$8.0	7.2%

* Not meaningful.

	Three months ended September 30, 2004
(in millions)	Radio		Cable		Other		Total
Revenues	$61.3	100.0%	$46.2	100.0%	$0.9	100.0%	$108.4	100.0%
Operating expenses:
Operating and programming	20.3	33.1%	22.7	49.1%	0.8	89.0%	43.8	40.4%
Selling	9.5	15.5%	1.7	3.7%	0.2	22.2%	11.4	10.5%
General and administrative	12.6	20.6%	7.1	15.4%	0.3	33.3%	20.0	18.5%
Depreciation and amortization	1.6	2.6%	10.4	22.5%	0.1	11.1%	12.1	11.1%

Total operating expenses	44.0	71.8%	41.9	90.7%	1.4	155.6%	87.3	80.5%

Operating income	$17.3	28.2%	$4.3	9.3%	$(0.5)	(55.6)%	21.1	19.5%

Other income (expense)
Interest expense							(7.4)	(6.8)%
Interest income from loan to parent							1.7	1.5%
Other expense							0.1	0.1%
Provision for income taxes							(6.4)	(5.9)%
Minority interests							(0.8)	(0.7)%

Net income							$8.3	7.7%

	Nine months ended September 30, 2005
(in millions)	Radio		Cable		Other		Total
Revenues	$172.7	100.0%	$145.5	100.0%	$2.1	100.0%	$320.3	100.0%

Operating expenses:
Operating and programming	59.6	34.5%	71.0	48.8%	2.2	*	132.8	41.5%
Selling	27.6	16.0%	6.2	4.3%	0.6	*	34.4	10.7%
General and administrative	38.7	22.4%	21.8	15.0%	2.9	*	63.4	19.8%
Impairment loss	—	0.0%	—	0.0%	2.1	*	2.1	0.7%
Depreciation and amortization	4.7	2.7%	28.6	19.6%	0.4	*	33.7	10.5%

Total operating expenses	130.6	75.6%	127.6	87.7%	8.2	*	266.4	83.2%

Operating income (loss)	$42.1	24.4%	$17.9	12.3%	$(6.1)	*	53.9	16.8%

Other income (expense)
Interest expense							(24.5)	(7.6)%
Interest income from loan to Parent							4.8	1.5%
Other expense							0.1	0.0%
Provision for income taxes							(13.5)	(4.2)%
Minority interests							1.2	0.4%

Net income							$22.0	6.9%

* Not meaningful.

	Nine months ended September 30, 2004
(in millions)	Radio		Cable		Other		Total
Revenues	$172.2	100.0%	$132.0	100.0%	$2.4	100.0%	$306.6	100.0%
Operating expenses:
Operating and programming	56.4	32.8%	62.5	47.3%	2.3	95.8%	121.2	39.5%
Selling	27.4	15.9%	4.4	3.3%	0.6	25.0%	32.4	10.6%
General and administrative	38.3	22.2%	20.9	15.8%	2.1	87.5%	61.3	20.0%
Depreciation and amortization	5.0	2.9%	27.0	20.6%	0.3	12.5%	32.3	10.5%

Total operating expenses	127.1	73.8%	114.8	87.0%	5.3	220.8%	247.2	80.6%

Operating income (loss)	$45.1	26.2%	$17.2	13.0%	$(2.9)	(120.8)%	59.4	19.4%

Other income (expense)
Interest expense							(24.2)	(7.9)%
Interest income from loan to Parent							5.0	1.6%
Loss on extinguishment of debt and other expense							(8.6)	(2.8)%
Provision for income taxes							(12.5)	(4.1)%
Minority interests							(7.8)	(2.5)%

Net income							$11.3	3.7%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Consolidated
     Revenues. Consolidated revenues increased $2.8 million or 3% from 2004 to 2005. Radio and Cable revenues were 56% and 44% of 2005 consolidated revenues compared to 56% and 43% of 2004 consolidated revenues, respectively.
     Operating and programming expenses. Operating and programming expenses increased $2.1 million or 5% from 2004 to 2005. Approximately 86% of the increase in operating and programming expenses occurred in the Radio segment and was primarily related to increased cost of sports broadcasting rights.
     Selling expenses. Selling expenses increased $0.4 million or 4% from 2004 to 2005. The entire increase was incurred in the Cable segment and was related to marketing of new product line enhancements and greater direct selling efforts necessitated by an increasingly competitive environment.
     General and administrative expenses. General and administrative expenses increased $0.9 million or 5% from 2004 to 2005 due to general cost increases.
     Depreciation and amortization. Depreciation and amortization decreased $1.1 million or 9% from 2004 to 2005. Most of the decrease in depreciation and amortization occurred in the Cable segment.
     Operating income. Operating income increased $0.5 million or 2% from 2004 to 2005. The majority of the improvement in operating income occurred in the Cable segment and resulted from increased sales and decreased depreciation and amortization expenses that more than offset higher selling costs.
     Interest expense. Although long-term debt is lower than at December 31, 2004, interest expense increased $1.1 million or 15% from 2004 to 2005 due to increased variable interest rates and interest on the BCI judgment.
     Net income. Net income decreased $0.3 million. The effective rate for income taxes did not differ significantly between 2004 and 2005.
Radio Segment
     Revenues. Radio revenues increased $0.7 million or 1% from 2004 to 2005.
     Operating and programming expenses. Operating and programming expenses increased $1.8 million or 9% due primarily to sports broadcast rights increases, a major non-air event and contract increases for on-air talent.
     Operating income. Operating income decreased $1.4 million or 8% from 2004 to 2005 primarily due to the increase in operating and programming expenses.
Cable Segment
     Revenues. Cable revenues increased $2.8 million or 6% from 2004 to 2005. Increasing penetration of high-speed Internet access, basic/expanded basic rate increases and increased penetration of digital video products combined to yield the improvement in revenues. The digital product line benefited from the launch of DVR technology, now available in all cable systems.
     Operating and programming expenses. Cable’s operating and programming expenses increased $0.8 million or 4% from 2004 to 2005. The third quarter 2004 recognition of lost programming discounts partially offset third quarter 2005 increases in plant maintenance and engineering expenses compared to the prior year.
     Selling expenses. Cable’s selling expenses increased $0.5 million or 29% from 2004 to 2005. The increase in selling expense comes from marketing new products and greater direct selling efforts mounted in response to an increasingly competitive environment.
     General and administrative expenses. Cable general and administrative expenses increased $0.3 million or 4% from 2004 to 2005.

          Depreciation and amortization. Depreciation and amortization decreased $0.9 million or 9% from 2004 to 2005. Amortization charges related to Carmel’s subscriber list intangible asset decrease over time.
          Operating income. Cable’s operating income increased $2.1 million or 49% from 2004 to 2005. Operating income increased due to the growth of high-speed Internet access revenues and the programming costs charge in third quarter 2004.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Consolidated
          Revenues. Consolidated revenues increased $13.7 million or 4% from 2004 to 2005. Radio and Cable revenues were 54% and 45% of 2005 consolidated revenues compared to 56% and 43% of 2004 consolidated revenues, respectively.
          Operating and programming expenses. Operating and programming expenses increased $11.6 million or 10% from 2004 to 2005. Most of the increase in operating and programming expense was attributable to the Cable segment, which had a full nine months operations of its Cable’s Carmel, New York system (acquired in March 2004), increases in plant maintenance costs, deployment of in-house network monitoring and increases in the costs of acquired programming.
          Selling expenses. Selling expenses increased $2.0 million or 6% from 2004 to 2005. The increase in selling expense was incurred primarily in the Cable segment that launched enhanced services and new products. Increased direct selling techniques were initiated in response to an increasingly competitive environment.
          General and administrative expenses. General and administrative expenses were $2.1 million or 3% higher than 2004. The Cable segment incurred the majority of the increase, half of which related to a full nine months operations of the Carmel system.
          Impairment loss. A $2.1 million impairment loss was recognized in second quarter 2005 related to SusQtech’s long-lived assets (See Notes to Condensed Consolidated Financial Statements).
          Depreciation and amortization. Depreciation and amortization increased $1.4 million or 4% from 2004 to 2005. A full nine months depreciation for Cable’s Carmel system and new charges related to the recently completed Rankin County rebuild combined to increase depreciation and amortization expenses.
          Operating income. Operating income decreased $5.5 million or 9% from 2004 to 2005, due to the SusQtech impairment loss and increased operating, programming and selling expenses in Cable and Radio.
          Interest expense. Interest expense decreased $0.3 million or 1% from 2004 to 2005. Interest expense related to variable rate debt was lower than interest expense related to the 8.5% fixed rate debt that was redeemed in second quarter 2004. Interest expense for 2005 also included $0.7 million related to the BCI litigation (See Notes to Condensed Consolidated Financial Statements).
          Net income. Net income increased $10.7 million or 95% from 2004 to 2005 due primarily to a $9.1 million pretax expense for the loss on extinguishment of debt in 2004. Minority interests for 2005 reflected a $4.0 million reduction due to a decrease in the fair value of non-voting Radio common shares. The effective rate for income taxes did not change significantly between 2004 and 2005.
Radio Segment
          Revenues. Radio revenues were largely unchanged from 2004.
          Operating and programming expenses. Operating and programming expenses increased $3.2 million or 6% due primarily to scheduled sports broadcast rights increases, a major non-air event and talent cost increases.
          Operating income. Operating income decreased $3.0 million or 7% from 2004 to 2005. Operating income decreased due to revenues not covering the increases in operating and programming expenses.

Cable Segment
     Revenues. Cable revenues increased $13.5 million or 10% from 2004 to 2005. On a same systems basis (excluding Carmel, New York), revenues increased $5.6 million or 5% from 2004 to 2005. Increasing penetration of high-speed Internet access, basic/expanded basic rate increases and digital video penetration increases were responsible for the improvement in revenues on a same systems basis.
     Operating and programming expenses. Cable’s operating and programming expenses increased $8.5 million or 14% from 2004 to 2005, primarily due to a full nine months of Carmel system operations. On a same systems basis, operating and programming expense increased $3.2 million or 6%. Approximately 67% of the increase in operating and programming costs on a same systems basis related to the increased cost of technical and engineering functions needed to maintain the cable plant, support new product lines and support the deployment of in-house network monitoring on a 24 hours a day /7 days a week basis.
     Selling expenses. Cable’s selling expenses increased $1.8 million or 41% from 2004 to 2005. The increase in selling expenses was caused by the same factors cited for the third quarter change.
     Depreciation and amortization. Depreciation and amortization increased $1.6 million or 6% from 2004 to 2005 due primarily to a full nine months impact of the Carmel system and the recently completed Rankin County plant rebuild.
     Operating income. Cable operating income increased $0.7 million or 4% from 2004 to 2005. On a same systems basis, Cable operating income increased $0.2 million or 1% from 2004 to 2005.
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are cash flow from operations, borrowings under its senior credit facilities and other borrowings. The Company’s future needs for liquidity arise primarily from ongoing operations, capital expenditures, potential repurchases of common stock, and interest payable on outstanding indebtedness.
     Net cash provided by operating activities was $56.7 million for the nine months ended September 30, 2005. The Company’s net cash provided by operating activities was generated by normal operations. Cash provided by operating activities decreased $16.7 million from 2004. During the nine months ended September 30, 2005, Media paid $7.9 million accrued ESOP costs to its Parent. In prior years, accrued ESOP costs were paid in the fourth quarter. In addition to the accelerated ESOP payments, Media also paid $4.5 million more income taxes during the first nine months of 2005 than in the comparable period of 2004.
     Net cash used by investing activities was $36.4 million for the nine months ended September 30, 2005. Capital expenditures, excluding acquisitions, were $26.7 million and $28.7 million for the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures were primarily used to upgrade and maintain our cable systems and centralize customer care operations. Media expects to make capital expenditures of $8.3 million during the remainder of 2005, primarily for cable system upgrades. We expect to utilize our existing credit facilities and cash flow generated from operations to fund cable systems upgrades. Other cash used for investing activities was utilized to invest in a venture to acquire and program Hispanic talk radio stations. The investee has acquired an AM radio station in Phoenix, Arizona that commenced operations in September 2005 and an AM radio station in Denver, Colorado.
     Net cash used by financing activities was $20.3 million for the nine months ended September 30, 2005. The senior credit facilities had $191.7 million available at September 30, 2005. Media redeemed approximately $5.2 million of Radio Employee Stock Plan shares in 2005 from employees. Approximately $1.9 million of the redeemed shares were exchanged for notes to be paid out over two years. Existing credit facilities were utilized to fund the redemptions. Overall, long-term debt as of September 30, 2005 was over $16 million lower than as of December 31, 2004.

     The following table reflects our contractual cash obligations as of September 30, 2005 in the respective periods in which they are due (in thousands):

	Total
Contractual Cash	Amounts
Obligations	Committed	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$560,543	$634	$16,218	$24,141	$30,625	$38,125	$450,800
Broadcast rights	38,892	2,792	11,200	8,000	8,250	8,650	—
Operating leases	42,914	4,963	4,977	4,848	4,741	4,348	19,037

Total	$642,349	$8,389	$32,395	$36,989	$43,616	$51,123	$469,837

     Media was in compliance with its loan covenants, as each is defined under the senior credit agreements (“Facilities”), as of September 30, 2005. A summary of the most restrictive covenants, the required covenant value and the corresponding actual value follows:

Covenant Test	Actual Value
Fixed charge coverage ratio must be at least 1.10	1.54
Maximum consolidated leverage ratio may not exceed 6.25	4.06
Interest coverage ratio must be at least 2.25	4.69
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We monitor and evaluate changes in market conditions on a regular basis. Based upon the most recent review, management has determined that through September 30, 2005, there have been no material developments affecting market risk since the filing of Media’s December 31, 2004 Annual Report on Form 10-K filed with the SEC.
     As of September 30, 2005, we had $407.1 million in variable rate debt and $150 million in fixed rate debt. During third quarter 2005, Media repaid approximately $16.4 million of variable rate debt. The fair value of the variable rate debt approximates its carrying value. Variable rate debt matures as follows (in thousands):

2005	$625
2006	13,750
2007	23,125
2008	30,625
2009	38,125
2010	45,625
2011	196,425
2012	58,750
     The maturities shown above reflect debt in place at September 30, 2005. Our interest rate exposure is primarily impacted by changes in LIBOR rates. At September 30, 2005, the weighted average interest rate for the variable rate debt was 5.4%. If LIBOR rates increased 1%, and sustained that increased rate for an entire year, annual interest expense on variable rate debt incurred as of September 30, 2005 would increase by approximately $4.1 million.

ITEM 4. CONTROLS AND PROCEDURES
               Pursuant to the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management acknowledges that any system of internal control over financial reporting, however well constructed and monitored, can only provide a reasonable assurance that the objectives of that control system are met and that the maintenance and monitoring of such control system is an ongoing process. Accordingly, the Company’s internal control over financial reporting may change in the future.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          On July 29, 2004, Bridge Capital Investors II (“BCI”) sued Susquehanna Radio Corp., a Media subsidiary, for $10.0 million alleging breach of contract and unjust enrichment in connection with Media’s acquisition of Radio Station WHMA-FM, now WWWQ-FM. The suit was filed in Federal District Court for the Northern District of Georgia. The station was originally licensed to Anniston, Alabama then subsequently moved to serve the Atlanta, Georgia metropolitan area. On January 26, 2005, the United States District Court for the Northern District of Georgia granted summary judgment in favor of BCI against Media. The summary judgment grants BCI the sum of $10.0 million with interest at the rate of 9% per annum from January 22, 2001 and also allows BCI’s recovery of attorneys’ fees and costs. On February 22, 2005, Media appealed the judgment. Oral arguments are scheduled for the week of December 5, 2005.
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

November 11, 2005	SUSQUEHANNA MEDIA CO.
	By:	/s/ John L. Finlayson
John L. Finlayson
Vice President and Principal Financial and Accounting Officer