Form 10-K/A
period 2004-12-31
SUSQUEHANNA MEDIA CO
filed 2005-12-05
CIK 1088146

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

As of March 29, 2005, there were 1,100,000 shares of Common Stock outstanding, all of which was held by Susquehanna Pfaltzgraff Co., the Registrant’s parent.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE
     This Amendment No. 1 to Form 10-K of Susquehanna Media Co, (“Media”), for the year ended December 31, 2004 is being filed to change certain exhibits, as filed in Media’s Form 10-K on March 31, 2005. This amendment is not intended to update other information presented in this report as originally filed, except where noted. Media is not required to, and has not updated any forward-looking statements previously included in the Form 10-K.
     No changes are being made to Media’s financial statements.
     This Amendment No. 1 is being filed to amend the items described below contained in the above referenced Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005. This amendment amends Part IV, Item 15, Exhibits and Financial Statement Schedules for the following purposes:
•	To amend Exhibit 31.1 Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to conform exactly to the form provided for in the revised Rule 13a-14(a)

•	To amend Exhibit 31.2 Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 to conform exactly to the form provided for in the revised Rule 13a-14(a)

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

Item 8. Consolidated Financial Statements and Supplementary Data

     The consolidated financial statements and Independent Auditors’ Report and Report of Independent Accountants of Susquehanna Media Co. and Subsidiaries are set forth on the pages listed below:

Page
Report of Independent Registered Public Accounting Firm	47
Financial Statements
Consolidated Balance Sheets	48
Consolidated Statements of Operations	49
Consolidated Statements of Stockholders’ Equity (Deficit)	50
Consolidated Statements of Cash Flows	51
Notes to Consolidated Financial Statements	52 - 66

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

SUSQUEHANNA MEDIA CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Revenues
Radio	$231,058	$228,966	$216,222
Cable	178,854	137,228	122,754
Other	3,615	10,066	9,670

Total revenues	413,527	376,260	348,646

Operating Expenses
Operating and programming	161,560	141,061	131,869
Selling	43,866	41,096	40,414
General and administrative	81,432	70,617	68,560
Radio Employee Stock Plan (Note 7)	—	—	17,065
Depreciation and amortization	44,489	30,969	29,470

Goodwill impairment loss	—	—	5,000

Total operating expenses	331,347	283,743	292,378

Operating Income	82,180	92,517	56,268

Other Income (Expense)
Interest expense (Note 5)	(34,224)	(30,720)	(29,200)
Loss on extinguishment of debt (Note 3)	(9,065)	—	—
Gain on sale of WABZ (Note 2)	10,151	—	—
Interest income from loan to Parent (Note 11)	6,641	6,909	7,162
Other	368	(784)	(1,406)

Income Before Income Taxes and Minority Interests	56,051	67,922	32,824

Provision for Income Taxes (Note 4)	21,938	25,370	17,904

Income Before Minority Interests	34,113	42,552	14,920

Minority Interests	(9,011)	(6,365)	(3,758)

Net Income and Comprehensive Income	25,102	36,187	11,162

Preferred Dividends Declared	(493)	(493)	(493)

Net Income Available for Common Shares	$24,609	$35,694	$10,669

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

SUSQUEHANNA MEDIA CO.

Date: December 5, 2005	/s/David E. Kennedy

	By:	David E. Kennedy
Chief Executive Officer and
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William H. Simpson William H. Simpson	Chairman of the Board of Directors	December 5, 2005

/s/ Louis J. Appell, Jr. Louis J. Appell, Jr.	Director	December 5, 2005

/s/ David E. Kennedy David E. Kennedy	Director, Chief Executive Officer and President	December 5, 2005

/s/ Nancy A. Vaeth-Dubroff Nancy A. Vaeth-Dubroff	Director, Vice President	December 5, 2005

/s/ John L. Finlayson John L. Finlayson	Director, Vice President (and principal financial and accounting officer)	December 5, 2005